Form 10-Q
period 2008-06-30
GRAND RIVER COMMERCE INC
filed 2008-08-14
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

GRAND RIVER COMMERCE, INC.
(Exact name of registrant as specified in its charter)

Michigan	20-5393246
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4471 Wilson Ave., SW, Grandville, Michigan 49418
(Address of principal executive offices, including zip code)

(616) 531-1943
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

GRAND RIVER COMMERCE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAND RIVER COMMERCE, INC.
(A DEVELOPMENT STAGE ENTITY)

BALANCE SHEETS

	June 30, 2008	December 31, 2007

ASSETS

Cash and cash equivalents	$39,288	$27,745
Equipment, less accumulated depreciation ($10,704 in 2008 and $3,127 in 2007)	74,489	60,814
Other assets	17,090	11,493

Total assets	$130,867	$100,052

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Short term borrowings	$1,000,000	$250,000
Other borrowings	1,035,002	1,035,002
Other liabilities	34,934	9,010

Total Liabilities	$2,069,936	$1,294,012

Commitments (Notes 4, 5, 6 and 9)

Shareholders' Deficit
Common stock, $0.01 par value; 10,000,000 shares authorized, none issued	-	-
Additional paid-in capital (deficit)	(902,367)	(556,272)
Deficit accumulated during the development stage	(1,036,702)	(637,688)

Total shareholders' deficit	(1,939,069)	(1,193,960)

Total liabilities and shareholders' deficit	$130,867	$100,052

The accompanying notes are an integral part of these interim financial statements.

GRAND RIVER COMMERCE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended		Period from August 15, 2006 (date of inception)
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	to June 30, 2008
Revenues
Interest income	$85	$2,293	$219	$3,825	$6,451

Organization and Pre-opening costs
Occupancy	20,852	1,863	37,853	2,173	64,415
Professional fees	191,052	63,172	316,953	123,790	909,581
Marketing	5,166	2,208	10,002	4,604	20,588
Printing and office supplies	1,883	800	3,250	819	8,624
Interest expense	9,084	-	14,914	-	16,351
Other	9,130	267	16,261	739	23,594

Total organization and pre-opening costs	237,167	68,310	399,233	132,125	1,043,153

Net loss accumulated during development stage	$(237,082)	$(66,017)	$(399,014)	$(128,300)	$(1,036,702)

The accompanying notes are an integral part of these interim financial statements.

GRAND RIVER COMMERCE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENT OF SHAREHOLDERS' DEFICIT

PERIOD FROM AUGUST 15, 2006 (DATE OF INCEPTION) TO JUNE 30, 2008

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock (Note 4)		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Deficit

Balances, August 15, 2006	-	-	-	-	-

Net loss	-	-	-	(90,296)	(90,296)

Costs directly attributable to proposed offering	-	-	(50,452)	-	(50,452)

Balances, December 31, 2006	-	-	(50,452)	(90,296)	(140,748)

Net loss	-	-	-	(547,392)	(547,392)

Costs directly attributable to proposed offering	-	-	(505,820)	-	(505,820)

Balances, December 31, 2007	-	-	(556,272)	(637,688)	(1,193,960)

Net loss	-	-	-	(399,014)	(399,024)

Costs directly attributable to proposed offering	-	-	(346,095)		(346,095)

Balances, June 30, 2008			$(902,367)	$(1,036,702)	$(1,939,069)

The accompanying notes are an integral part of these interim financial statements.

GRAND RIVER COMMERCE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF CASH FLOWS

	Six Months Ended		For the period from August 15, 2006 (date of inception)
	June 30, 2008	June 30, 2007	to June 30, 2008
Cash flows from operating activities
Net loss accumulated during development stage	$(399,014)	$(128,300)	$(1,036,702)
Depreciation	7,577	-	10,879
Loss on disposal of equipment	-	-	613
Change in operating assets and liabilities which provided (used) cash
Other assets	(5,597)	-	(17,090)
Interest payable	(1,779)	-	7,231
Other liabilities	27,703	41,551	27,703

Net cash used in operating activities	(371,110)	(86,749)	(1,007,366)

Cash flows from investing activities
Purchases of equipment	(21,250)	(3,350)	(87,281)
Proceeds from sale of premises and equipment	-	-	1,300

Net cash used in investing activities	(21,250)	(3,350)	(85,981)

Cash flows from financing activities
Net short term borrowings	750,000	-	1,000,000
Proceeds from other borrowing	-	780,000	1,155,002
Payments of other borrowings	-	-	(120,000)
Payments of costs directly attributable to proposed common stock offering	(346,095)	(217,917)	(902,367)

Net cash provided by financing activities	403,905	562,083	1,132,635

Net (decrease) increase in cash and cash equivalents	11,543	471,984	39,288
Cash and cash equivalents at beginning of period	27,745	9,254	-

Cash and cash equivalents at end of period	$39,288	$481,238	$39,288

The accompanying notes are an integral part of these interim financial statements.

Note 1:	Summary of Significant Accounting Principles

Nature of Organization

Grand River Commerce, Inc. (the “Company”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo bank in Michigan. The Company’s fiscal year ends on December 31. Upon receiving regulatory approvals to commence business, the Company expects to capitalize Grand River Bank (the “Bank”), a de novo bank in formation, which will also have a December 31 fiscal year end. The Company intends to raise $15,000,000 to $20,000,000 in equity capital prior to offering costs, through the sale of shares of the Company’s common stock. A registration statement filed in 2008 on Form S-1 allows the Company to increase the amount to $24,000,000. Proceeds of the offering will be used to capitalize the Bank, lease facilities and provide working capital.

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Company’s S-1 filing with financial information for the year ended December 31, 2007.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is also dependent upon its ability to successfully obtain regulatory approval for the opening of the Bank. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, which requires companies to cumulatively report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as August 15, 2006. Since inception, the Company has incurred an operating loss of $1,036,702.  The Company's working capital has been generated through borrowings from investors and a line of credit obtained from an unaffiliated bank. Management has provided financial data since August 15, 2006 , "Inception", in the financial statements, as a means to assist readers of the Company's financial information to make informed investment decisions.

Effect of Newly Issued but not yet Effective Accounting Standards

In January 2008, the FASB issued Statement No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement requires specific reporting and accounting treatment for minority interest and changes in minority interest positions of an entity.  The Company will continue to research this statement to determine the impact in future periods.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of the standard to have a material impact on the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations beginning in the Company’s 2009 fiscal year.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS No. 162) The Hierarchy of Generally Accepted Accounting Principles. The objective of SFAS No. 162 is to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles and is not expected to have a significant impact on the Company’s financial statements.

Effect of Newly Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities. Adoption of this statement is required for January 1, 2008. Early adoption was allowed, effective to January 1, 2007, if that election was made by April 30, 2007. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The adoption of this standard did not have an effect on the financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have an effect on the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Organization and Pre-opening Costs

Organization and pre-opening costs represent incorporation costs, offering costs, legal and accounting costs, consultant and professional fees and other costs relating to the organization. Management anticipates that the organization and pre-opening costs will approximate $2,828,700 up to the commencement of operations. Approximately $1,470,500 will be expensed as organization and pre-opening costs, approximately $240,100 will be capitalized as premises and equipment costs and approximately $1,118,100 will be accounted for as offering costs. At June 30, 2008 and December 31, 2007, costs directly attributable to the proposed common stock offering and classified as additional paid-in capital (deficit) on the balance sheet consist of:

	Three Months Ended		Six Months Ended		For the period from August 15, 2006 (date of inception)
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	to June 30, 2008

Bankmark Fees	$74,925	$142,916	$172,917	$174,850	$555,783
Printing / Graphics	43,133	-	-	43,133	70,108
Legal Fees	19,152	20,000	45,000	63,810	201,197
Promotional	55,112	-	-	64,302	75,279
	$192,322	$162,916	$217,917	$346,095	$902,367

Deferred Offering Costs

Costs related to the offering of common stock will be deferred and will be netted against the offering proceeds when the sale of stock is completed. Total deferred costs at June 30, 2008 amounted to $902,367.

Equipment

Equipment is carried at cost less accumulated depreciation. Depreciation is computed principally by the straight line method based upon the estimated useful lives of the assets which generally range from 3 to 15 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur. Management annually reviews these assets to determine whether carrying values have been impaired.

Income Taxes

 Deferred income tax assets and liabilities are computed annually for differences between the financial statements and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carry forwards.  Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.  Due to the development stage nature of the Company’s business, any potential deferred potential tax benefit from the anticipated utilization of net operating losses generated during the development period has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.

Note 2:	Short Term Borrowings

The Company maintains a $1,250,000 revolving line-of-credit, of which $1,000,000 was outstanding at June 30, 2008, with an unaffiliated financial institution. The line of credit matures on November 8, 2008 and bears interest at a rate of .50% below the prime commercial rate (effective rate of 4.5% at June 30, 2008). The note is unsecured and is guaranteed by the Company’s 23 organizers at $75,000 each, aggregating to $1,725,000 of guarantees.

Note 3:	Other Borrowings

Advances in the amount of $1,035,002 are outstanding from the Company’s organizers. The advances are non-interest bearing, and management intends to repay the advances from the proceeds of the common stock offering.

Note 4:	Common Stock Subscriptions

The Company began the public offering of its stock on May 9, 2008. As of June 30, 2008, a total of $1,688,617 had been deposited into an escrow account with an unaffiliated financial institution representing the proceeds of those sales. All subscription funds will be held in an escrow account at a bank , which will act as the escrow agent. The escrow agent will hold the subscription funds until the Company accepts subscriptions for at least 1,500,000 shares and notifies the escrow agent that all required regulatory approvals to open the Bank for business to the public have been received. If the Company is unable to sell at least 1,500,000 shares of common stock or fails to receive all required regulatory approvals, the escrow agent will promptly return all subscription funds to investors, with interest earned thereon, if any, and without deduction for expenses. The Company is unable to access or use any subscription funds until they are released from escrow.

Note 5:	Consulting Agreements

The Company currently has consulting agreements with individuals to perform management functions for the Company. The terms of the agreements begin on the date signed and will be terminated at the earlier of (1) September 30, 2008; (2) the date on which the Bank receives the Certificate of Authority from the appropriate regulatory authorities; (3) the date on which the Company notifies the consultants of their intent to abandon its efforts in receiving regulatory certification; (4) termination for just cause or (5) upon death or disability of the consultant. The total monthly commitment related to these consulting agreements is $43,582, plus expenses for medical coverage. The total expense for related agreements was $270,419 for the six month period ended June 30, 2008 and $687,763 for the period from August 15, 2006 (date of inception) through June 30, 2008.

Note 6:	Operating Leases

In November 2007, the Company began leasing a building and is obligated under an operating lease agreement through December 2010 with monthly rent charged at a rate of $4,100. The lease provides that the Company pays insurance and certain other operating expenses applicable to the leased premise. The lease also stipulates that the Company may use and occupy the premise only for the purpose of maintaining and operating a bank.

Note 7:	Stock Options

The Company maintains a stock incentive plan designed to grant incentive stock options and non-qualified stock options to directors, executive officers and other individuals employed by Grand River Commerce or Grand River Bank. The Plan has a term of 10 years. The board of directors will reserve 200,000 shares for issuance under the stock incentive plan. Assuming the issuance of all of the shares reserved for stock options and the exercise of all of those options, the shares acquired by the option holders pursuant to their stock options would represent approximately 11.8% of the outstanding shares after exercise, assuming the minimum offering, and approximately 9.1% of the outstanding shares after exercise, assuming the maximum offering.

Note 8:	Common Stock Purchase Warrants

In recognition of the substantial financial risks undertaken by the members of the Company’s organizing group, the Company anticipates granting an aggregate of 230,000 common stock purchase warrants to such organizers. Each organizer who provides a limited guarantee of $75,000 of the Company’s outstanding debt will receive warrants to purchase 10,000 shares of our common stock. These warrants will be exercisable at a price of $10.00 per share, the initial offering price, and may be exercised within ten years from the date that the Bank opens for business. The warrants will be fully transferable by the organizers.

Note 9:	Commitments

The Company has entered into an agreement with Nubank doing business as Bankmark, to obtain consulting services related to the formation of the bank and related stock offering. Total fees to be paid under the contracts are $720,000 and expire on September 30, 2008. Fees expensed under the contracts, through June 30, 2008, were approximately $683,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis provides information which the management of the Company believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

OVERVIEW

We are a Michigan corporation incorporated on August 15, 2006 to organize and serve as the holding company for the Bank. We are domiciled in Grandville, Michigan. We are still in a development stage and will remain in that stage until the Bank opens for business. Prior to the Bank’s opening for business, our main operations have been focused on activities relating to the Bank’s organization, conducting our initial public offering, applying to the Michigan Office of Financial and Insurance Regulation (“OFIR”) for a bank charter, applying to the Federal Deposit Insurance Corporation (the “FDIC”) for deposit insurance, interviewing and hiring personnel, and preparing the location from which the Bank will operate.

The Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), which Registration Statement became effective May 9, 2008. Pursuant to the Registration Statement, a minimum of 1,500,000 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), and a maximum of 2,400,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of July 31, 2008, subscriptions to purchase approximately 395,033 shares of common stock have been received by the Company.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is also dependent upon its ability to successfully obtain regulatory approval for the opening of the Bank. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, which requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things.  Management has defined inception as August 15, 2006. Since inception, the Company has incurred an operating loss of $1,036,702.  The Company's working capital has been generated through borrowings from organizers and advances through a line of credit from a bank. Management has provided financial data since August 15, 2006, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

Significant Accounting Policies

Our critical accounting policies are described in Note 1 to our financial statements included in our S-1. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require management’s subjective judgments. As a result, these judgments are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include, but are not limited to, deferred costs related to the proposed offering and the effects of liquidity on the development stage aspect of the Company. There have neither been material changes to our critical accounting policies for the periods presented nor any material quantitative revisions to our critical accounting estimates for the periods presented.

Off-Balance Sheet Arrangements

Except for the various consulting agreements the Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

 FINANCIAL RESULTS

For the six-month period ended June 30, 2008, the Company’s net loss amounted to $399,014. For the six-month period ended June 30, 2008, the primary expenses were professional fees paid to contracted management ($270,419), and occupancy expenses ($37,853). Because the Company is in the organizational stage, it has no operations from which to generate revenues. The Company has included comparative financial information from the date of inception through June 30, 2008 or at December 31, 2007, as appropriate. However, because the Company is in a development stage, management of the Company does not believe the comparative information is meaningful.

Costs related to the offering of common stock have been deferred and are expected to be netted against the offering proceeds when the sale of stock is completed. For the six-month period ended June 30, 2008 the costs related to the offering amounted to $346,095. For the six-month period ended June 30, 2008 the primary expenses were professional fees paid Bankmark ($174,850), marketing and promotional event costs ($64,302) and legal and filing fees ($63,810).

Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges. Its principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, sale of loans and investment securities, and partial or full repayment of loans by borrowers.

The Bank’s operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other borrowings. This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank’s ability to predict or control. Large moves in interest rates may decrease or eliminate the Bank’s profitability.

FUNDING OF OPERATIONS AND LIQUIDITY

The Company’s operations from inception through June 30, 2008 have been funded from $1,035,002 in advances made by the Bank’s organizers and from a $1,250,000 revolving line of credit. To date, $1,000,000 has been advanced on the line. Management of the Company believes that funding is sufficient to sustain operations through August 31, 2008. The Board of Directors has authorized management to seek an increase in the line of credit based on the unanimous consent of the Bank’s organizers. The proceeds to be raised during the initial public offering are expected to provide sufficient capital to support the growth of the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business during the initial twelve months after a successful offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company’s initial public offering.

CAPITAL EXPENDITURES

The Company has made minor capital expenditures for the purpose of preparing its property to be utilized in the ordinary course of its banking business following receipt of all final regulatory approvals, consisting of making leasehold improvements to the property from which the Bank will conduct its operations and of purchasing furniture and equipment. As of June 30, 2008, the Company had incurred capitalized expenditures of approximately $85,200.

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report on Form 10-Q that are not historical facts are forward looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management.

The Company cautions readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although management believes that its expectations of future performance are based on reasonable assumptions within the bounds of its knowledge of their business and operations, there can be no assurance that actual results will not differ materially from its expectations.

The Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the SEC, including the “Risk Factors” section of the Company’s Registration Statement as filed with the SEC and declared effective on May 9, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES

The Company has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, to allow timely decisions regarding required disclosure.

The Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit Number	Description

31.1	Rule 302 Certification of the Chief Executive Officer
31.2	Rule 302 Certification of the Chief Financial Officer
32.1	Rule 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1933, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008	GRAND RIVER COMMERCE, INC.

	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

	By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer