Form 10-Q
period 2008-09-30
GRAND RIVER COMMERCE INC
filed 2008-11-13
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☑ Yes ☐ No

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

☐ Yes ☑ No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 0 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of October 31,2008.

GRAND RIVER COMMERCE, INC.

FORM 10-Q

PART I —FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

GRAND RIVER COMMERCE, INC.
(A DEVELOPMENT STAGE ENTITY)

BALANCE SHEETS

	September 30, 2008	December 31, 2007

ASSETS

Cash and cash equivalents	$171,372	$27,745
Equipment, less accumulated depreciation ($16,678 in 2008 and $3,127 in 2007)	89,468	60,814
Other assets	12,414	11,493

Total assets	$273,254	$100,052

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Short term borrowings	$1,235,000	$250,000
Other borrowings	1,288,002	1,035,002
Other liabilities	18,523	9,010

Total liabilities	2,541,525	1,294,012

Commitments (Notes 4, 5, 6 and 9)

Shareholders’ Deficit
Common stock, $0.01 par value; 10,000,000 shares authorized, none issued	─	─
Additional paid-in capital (deficit)	(1,025,784)	(556,272)
Deficit accumulated during the development stage	(1,242,487)	(637,688)

Total shareholders’ deficit	(2,268,271)	(1,193,960)

Total liabilities and shareholders’ deficit	$273,254	$100,052

The accompanying notes are an integral part of these condensed interim financial statements.

GRAND RIVER COMMERCE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 15, 2006 (date of inception) to September 30,
	2008	2007	2008	2007	2008
Revenues
Interest income	$209	$1,927	$428	$5,752	$6,660

Organization and Pre-opening costs
Occupancy	20,250	6,726	58,103	8,899	84,664
Professional fees	162,507	193,764	479,460	317,554	1,072,088
Training	891	2,176	9,423	3,409	13,356
Printing and office supplies	2,162	762	5,412	1,581	10,785
Interest expense	13,479	─	28,393	─	29,829
Other	6,705	7,056	24,436	11,166	38,425

Total organization and pre-opening costs	205,994	210,484	605,227	342,609	1,249,147

Net loss accumulated during development stage	$(205,785)	$(208,557)	$(604,799)	$(336,857)	$(1,242,487)

The accompanying notes are an integral part of these condensed interim financial statements.

GRAND RIVER COMMERCE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENT OF SHAREHOLDERS’ DEFICIT

PERIOD FROM AUGUST 15, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

	Common Stock (Note 4)		Additional Paid-in (Deficit)	Deficit Accumulated During the Development	Total Shareholders’
	Shares	Amount	Capital	Stage	Deficit
Net loss	─	─	$ ─	$(90,296)	$(90,296)

Costs directly attributable to proposed offering	─	─	(50,452)	─	(50,452)

Balances, December 31, 2006	─	─	(50,452)	(90,296)	(140,748)

Net Loss	─	─	─	(547,392)	(547,392)

Costs directly attributable to proposed offering	─	─	(505,820)	─	(505,820)

Balances, December 31, 2007	─	─	(556,272)	(637,688)	(1,193,960)

Net Loss	─	─	─	(604,799)	(604,799)

Costs directly attributable to proposed offering	─	─	(469,512)	─	(469,512)

Balances, September 30, 2008	─	─	$(1,025,784)	$(1,242,487)	$(2,268,271)

The accompanying notes are an integral part of these condensed interim financial statements.

GRAND RIVER COMMERCE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF CASH FLOWS

	Nine month Ended September 30,		For the period from August 15, 2006 (date of inception) to September 30,
	2008	2007	2008
Cash flows from operating activities
Net loss accumulated during development stage	$(604,799)	$(336,857)	$(1,242,487)
Depreciation	13,551	431	16,065
Loss on disposal of equipment	─	─	613
Change in operating assets and liabilities which (used) provided cash
Other assets	(921)	(5,000)	(12,414)
Interest payable	8,906	─	10,342
Other liabilities	607	—	8,181

Net cash used in operating activities	(582,656)	(341,426)	(1,219,700)

Cash flows from investing activities
Purchases of equipment	(42,205)	(6,862)	(107,446)
Proceeds from sale of premises and equipment	─	─	1,300

Net cash used in investing activities	(42,205)	(6,862)	(106,146)

Cash flows from financing activities
Net short term borrowings	985,000	─	1,235,000
Proceeds from other borrowing	253,000	825,000	1,408,002
Payments of other borrowings	─	(75,000)	(120,000)
Payments of costs directly attributable to proposed common stock offering	(469,512)	(317,185)	(1,025,784)

Net cash provided by financing activities	768,488	432,815	1,497,218

Net increase in cash and cash equivalents	143,627	84,527	171,372
Cash and cash equivalents at beginning of period	27,745	9,254	─

Cash and cash equivalents at end of period	$171,372	$93,871	$171,372

The accompanying notes are an integral part of these condensed interim financial statements.

Grand River Commerce, Inc.
(A Development Stage Company)
Notes to Condensed Interim Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Principles

Nature of Organization

Grand River Commerce, Inc. (the “Company”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo bank in Michigan. The Company’s fiscal year ends on December 31. Upon receiving regulatory approvals to commence business, the Company expects to capitalize Grand River Bank (the “Bank”), a de novo bank in formation, which will also have a December 31 fiscal year end. The Company intends to raise $15,000,000 to $20,000,000 in equity capital prior to offering costs, through the sale of shares of the Company’s common stock. A registration statement filed in 2008 on Form S-1 allows the Company to increase the equity capital amount to $24,000,000. Proceeds of the offering are expected to be used to capitalize the Bank, lease facilities and provide working capital.

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s S-1 filing with financial information covering the year ended December 31, 2007.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Companies, which requires enterprises to cumulatively report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 15, 2006. Since inception, the Company has incurred a cumulative operating loss of $1,242,487. The Company’s working capital has been generated through borrowings from investors and a line of credit obtained from an unaffiliated bank. Management has provided financial data since August 15, 2006, “Inception,” in the financial statements, as a means to assist readers of the Company’s financial information to make informed investment decisions.

Effects of Newly Issued but not yet Effective Accounting Standards

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non controlling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations beginning in the Company’s 2009 fiscal year.

Effects of Newly Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities. Adoption of this statement was required on January 1, 2008. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The adoption of this standard did not have an effect on the financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective January 1, 2008. The adoption of this standard did not have an effect on the financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The adoption of this standard did not have an effect on the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Organization and Pre-opening Costs

Organization and pre-opening costs represent incorporation costs, offering costs, legal and accounting costs, consultant and professional fees and other costs relating to the organization. Management anticipates that the organization and pre-opening costs will approximate $3,130,000 up to the commencement of operations. Approximately $1,724,900 will be expensed as organization and pre-opening costs, approximately $240,100 will be capitalized as premises and equipment costs and approximately $1,165,000 will be accounted for as offering costs. Costs directly attributable to the proposed common stock offering and classified as additional paid-in capital (deficit) on the balance sheet consist of:

	Three Months Ended		Nine months Ended		For the period from August 15, 2006 (date of inception)
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	to September 30, 2008
Bankmark Fees	$45,580	$47,018	$220,430	$219,935	$601,363
Printing / Graphics	3,617	18,000	46,750	18,000	73,725
Legal Fees	24,829	34,250	88,639	79,250	226,026
Promotional	49,391	─	113,693	─	124,670
	$123,417	$99,268	$469,512	$317,185	$1,025,784

Deferred Offering Costs

Costs related to the offering of common stock will be deferred and will be offset against the offering proceeds when the sale of stock is completed. Total deferred costs at September 30, 2008 amounted to $1,025,784.

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

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Deferred income tax benefits result from net operating loss carry forwards. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized. Due to the development stage nature of the Company’s business, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period has been completely offset by a valuation allowance. Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.

Note 2: Short Term Borrowings

The Company maintains a $1,250,000 revolving line-of-credit, of which $1,235,000 was outstanding at September 30, 2008, with an unaffiliated financial institution. The line of credit matures on November 30, 2009 and bears interest at a rate of .25% below the prime commercial rate (effective rate of 4.75% at September 30, 2008). The note is unsecured and is guaranteed by the Company’s 23 organizers at $75,000 each, with an aggregate guarantee of $1,725,000. Subsequent to September 30, 2008, the Company obtained a commitment for an increase in the line of credit to $1,750,000 and an extension of the maturity date to January 31, 2009.

Note 3: Other Borrowings

Advances in the amount of $1,288,002 are outstanding from the Company’s organizers. The advances are non-interest bearing, and management intends to repay the advances from the proceeds of the proposed common stock offering, if successful.

Note 4: Common Stock Subscriptions

The Company began the public offering of its stock on May 9, 2008. As of September 30, 2008, a total of $5,565,240 had been deposited into an escrow account with an unaffiliated financial institution representing the proceeds of subscriptions received from purchasers of the Company’s common stock. All subscription funds will be held in an escrow account at a bank, which will act as the escrow agent. The escrow agent will hold the subscription funds until the Company accepts subscriptions for at least 1,500,000 shares and notifies the escrow agent that all required regulatory approvals to open the Bank for business to the public have been received. If the Company is unable to sell at least 1,500,000 shares of common stock or fails to receive all required regulatory approvals, the escrow agent will promptly return all subscription funds to investors, with interest earned thereon, if any, and without deduction for expenses. The Company is unable to access or use any subscription funds until they are released from escrow.

Note 5: Consulting Agreements

The Company currently has consulting agreements with individuals to perform management functions for the Company. The terms of the agreements begin on the date signed and will be terminated at the earlier of (1) February 28, 2009; (2) the date on which the Bank receives the Certificate of Authority from the appropriate regulatory authorities; (3) the date on which the Company notifies the consultants of its intent to abandon its efforts in receiving regulatory certification; (4) termination for just cause or (5) upon death or disability of the consultant. The total monthly commitment related to these consulting agreements is $43,582, plus expenses for medical coverage, housing allowance and certain travel expenses. The total expense for related agreements was $422,485 for the nine month period ended September 30, 2008 and $839,829 for the period from August 15, 2006 (date of inception) through September 30, 2008.

Note 6: Operating Lease

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

Note 8: Common Stock Purchase Warrants

In recognition of the substantial financial risks undertaken by the members of the Company’s organizing group, the Company anticipates granting common stock purchase warrants to such organizers. As of September 30, 2008, the Company anticipated granting warrants to purchase an aggregate of 230,000 shares of common stock to certain of its organizers. Each organizer who provides a limited guarantee of $102,700 of the Company’s outstanding debt will receive warrants to purchase shares of common stock commensurate with the actual amount of stock purchased. These warrants will be exercisable at a price of $10.00 per share, the initial offering price, and may be exercised within ten years from the date that the Bank opens for business. The warrants will be fully transferable by the organizers. Subsequent to September 30, 2008, the Company’s organizing group approved an increase in the number of warrants to be issued by the Company to 305,300.

Note 9: Commitments

The Company’s agreement with Nubank, doing business as Bankmark, related to the formation of the bank and related stock offering, was allowed to expire on September 30, 2008. Fees expensed under the contracts, from inception through September 30, 2008, were approximately $715,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which the management of the Company believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

OVERVIEW

We are a Michigan corporation incorporated on August 15, 2006, to organize and serve as the holding company for the Bank. We are domiciled in Grandville, Michigan. We are still in a development stage and will remain in that stage until the Bank opens for business. Prior to the Bank’s opening for business, our main operations have been focused on activities relating to the Bank’s organization, conducting our initial public offering, applying to the Michigan Office of Financial and Insurance Regulation (“OFIR”) for a bank charter, applying to the Federal Deposit Insurance Corporation (the “FDIC”) for deposit insurance, interviewing and hiring personnel, and preparing the location from which the Bank will operate.

The Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), which Registration Statement became effective May 9, 2008. Pursuant to the Registration Statement, a minimum of 1,500,000 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), and a maximum of 2,400,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of October 31, 2008, subscriptions to purchase approximately 905,000 shares of common stock have been received by the Company. The Company has filed a Supplement to the Registration Statement on Form S-1 extending the offering period for the stock to December 31, 2008.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, which requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 15, 2006. Since inception, the Company has incurred an operating loss of $1,242,487. The Company’s working capital has been generated through borrowings from organizers and advances through a line of credit from a bank. Management has provided financial data since August 15, 2006, “Inception,” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Significant Accounting Policies

Our critical accounting policies are described in Note 1 to our financial statements included in our Form S-1. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require management’s subjective judgments. As a result, these judgments are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include, but are not limited to, deferred costs related to the proposed offering and the effects of liquidity on the development stage aspect of the Company. There have neither been material changes to our critical accounting policies for the periods presented nor any material quantitative revisions to our critical accounting estimates for the periods presented.

Off-Balance Sheet Arrangements

Except for the various consulting agreements stated in Note 5 to the interim financial statements, the Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

FINANCIAL RESULTS

For the nine-month period ended September 30, 2008, the Company’s net loss amounted to $604,799. For the nine-month period ended September 30, 2008, the primary expenses were professional fees paid to contracted management ($479,460) and occupancy expenses ($58,103). Because the Company is in the organizational stage, it has no operations from which to generate revenues. The Company has included comparative financial information from the date of inception through September 30, 2008 or at December 31, 2007, as appropriate. However, because the Company is in a development stage, management of the Company does not believe the comparative information is meaningful.

Costs related to the offering of common stock have been deferred and are expected to be offset against the offering proceeds when the sale of stock is completed. For the nine-month period ended September 30, 2008, the costs related to the offering amounted to $469,512. For the nine-month period ended September 30, 2008, the primary expenses were professional fees paid Bankmark ($220,430), marketing and promotional event costs ($113,693) and legal and filing fees ($88,639).

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

The Bank’s operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other borrowings. This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors, which are beyond the Bank’s ability to predict or control. Significant moves in interest rates may decrease or eliminate the Bank’s profitability.

FUNDING OF OPERATIONS AND LIQUIDITY

The Company’s operations from inception through September 30, 2008 have been funded from advances aggregating $1,288,002 made by the Bank’s organizers and from a $1,250,000 revolving line of credit. The Company has received a commitment from the lender to increase the line of credit to $1,750,000. To date, $1,235,000 has been advanced on the line. The Bank’s organizers contributed an additional $253,000 during the three month period ended September 30, 2008. Management of the Company believes that funding is sufficient to sustain operations through January 31, 2009. The proceeds to be raised during the initial public offering are expected to provide sufficient capital to support the growth of the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business during the initial twelve months after a successful offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company’s initial public offering.

CAPITAL EXPENDITURES

The Company has made minor capital expenditures for the purpose of preparing its property to be utilized in the ordinary course of its banking business following receipt of all final regulatory approvals, consisting of making leasehold improvements to the property from which the Bank will conduct its operations and of purchasing furniture and equipment. As of September 30, 2008, the Company had incurred capitalized expenditures of approximately $106,000.

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

The Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. Control systems, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II —OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit Number	Description

31.1	Rule 302 Certification of the Chief Executive Officer
31.2	Rule 302 Certification of the Chief Financial Officer
32.1	Rule 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2008	GRAND RIVER COMMERCE, INC.

	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

	By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer