Form 10-K
period 2008-12-31
GRAND RIVER COMMERCE INC
filed 2009-03-31
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission file number 333-147456

Grand River Commerce, Inc.

(Exact name of registrant as specified in its charter)

Michigan	20-5393246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4471 Wilson Ave., SW, Grandville, Michigan 49418	(616) 531-1943
(Address of principal executive offices) (ZIP Code)	Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of common shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 0 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of March 30, 2009

GRAND RIVER COMMERCE, INC.

i

PART I

Item 1.	Business.

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms “we,” “us,” “our,” and “the Company” means Grand River Commerce, Inc., unless otherwise indicated.  As used in this annual report the term “the Bank” means Grand River Bank (In Organization).

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

Grand River Commerce, Inc.  We are a Michigan corporation incorporated on August 15, 2006, to organize and serve as the holding company for a de novo bank in Michigan. We are domiciled in Grandville, Michigan.  We are still in a development stage and will remain in that stage until the Bank opens for business. Prior to the Bank’s opening for business, our main operations have been focused on activities relating to the Bank’s organization, conducting our initial public offering, applying to the Michigan Office of Financial and Insurance Regulation (“OFIR”) for a bank charter, applying to the Federal Deposit Insurance Corporation (the “FDIC”) for deposit insurance, interviewing and hiring personnel, and preparing the location from which the Bank will operate.

The Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), which Registration Statement became effective May 9, 2008.  Pursuant to the Registration Statement, a minimum of 1,500,000 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), and a maximum of 2,400,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share.  As of March 17, 2009, subscriptions to purchase approximately 1,193,400 shares of common stock have been received by the Company.  The Company has filed a Supplement to the Registration Statement on Form S-1 extending the offering period for the stock to April 30, 2009.

Grand River Bank.  On September 28, 2007, the organizers of the Bank filed applications with OFIR to organize the Bank as a Michigan state chartered bank and with the Federal Deposit Insurance Corporation (“FDIC”) for federal deposit insurance.  The Bank has received the regulatory approval from OFIR; however, the approval is subject to certain conditions that the Bank must satisfy before receiving a license to commence banking operations, including: (1) capitalizing the Bank with at least $12.5 million, net of pre-opening and organizational expenses, and (2) implementing appropriate banking policies and procedures.  Conditional FDIC approval was received on March 10, 2009.  The Bank expects to receive all necessary final regulatory approvals and begin banking operations in second quarter of 2009.

Philosophy and strategy

Grand River Bank will operate as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service.  The Bank believes that this philosophy, encompassing the service aspects of community banking, will distinguish the Bank from its competitors.

To carry out its philosophy, the Bank’s business strategy will involve the following:

•	Capitalizing on the diverse community involvement, professional expertise and personal and business contacts of our directors, organizers and executive officers;

•	Hiring and retaining experienced and qualified banking personnel;

•	Providing individualized attention with consistent, local decision-making authority;

•	Focusing on the needs of the medical community;

•	Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

•	Operating from an accessible banking office in close proximity to a concentration of targeted commercial businesses and professionals;

•	Attracting its initial customer base by offering competitive interest rates on deposit accounts;

•	Encouraging our initial shareholders to become customers by offering additional incentives; and

•	Implementing a strong marketing program.

Market opportunities

Primary service area.   Grand River Bank’s primary service area will be Kent and Ottawa Counties generally, and specifically the city of Grand Rapids, Michigan.  The Bank’s main office will be located at 4471 Wilson Avenue, SW, in Grandville, Michigan, a town located approximately five miles southwest of Grand Rapids, Michigan. From its main office location, the Bank will have a focus on commercial banking products and services in the Grand Rapids area.  We believe that Grand River Bank will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service areas.  Compared with other economically less fortunate areas of the country, including areas of Michigan that are more reliant upon the success of domestic automobile manufacturers, Kent and Ottawa Counties have more stable economies.  Grand Rapids (along with Ann Arbor) was one of two cities in Michigan to add population during the 1990s. More recently, Kent and Ottawa Counties’ populations grew an aggregate of 1.0% and 3.8%, respectively, from 2004 to 2007. The population of Michigan as a whole grew an aggregate of less than one percent during that time period, and the population of the United States grew 2.5% during that time period.  The Bank’s specific target market stands out from what is occurring within much of the rest of the state of Michigan. In particular, the investments in our economy seek to turn Grand Rapids into what the NY Times described in a July 11, 2007 article as a “Health Mecca.”  This situation continues to create opportunities for new businesses, including financial service providers such as the Bank, who wish to serve this expanding market.  We believe that communities in Kent and Ottawa Counties will enthusiastically welcome and support a new locally-owned and operated commercial bank.

Local economy.  We believe that the Bank’s proposed banking market represents a unique market with a diversified and stable customer base.  We also believe that the primary service area presents an environment that will support the Bank’s formation and growth.  As a community bank, Grand River Bank will be designed to serve the needs of the residents, small- to medium-sized businesses and professionals within this economy.

Our proposed banking market consists of the Grand Rapids area, located in Kent County near the eastern shore of Lake Michigan.  Grand Rapids is the second largest city in Michigan (following Detroit) and the principal city in the seven county region of West Michigan.  Situated on the banks of the Grand River, Grand Rapids had historically been a center for furniture and automobile manufacturing, but now is home to a burgeoning health sciences industry.  The Grand Rapids market is undergoing positive economic change and is capitalizing on the opportunities associated with such change.  The median income in the Grand Rapids area has increased steadily in recent years.  Kent County has a stable population, a vibrant and diversified economy and is one of the most affluent counties in the country.  Because of the diversification in the economy, as well as the growth of the health sciences sector in Grand Rapids, we believe that the Bank’s proposed banking market is less likely to be impacted by industry-specific economic conditions than the adjoining markets.  In particular, a new medical school, a children’s hospital, a five level addition to the biomedical research center, a cancer treatment center and two medical treatment and related office buildings have recently been or are under construction to add approximately 1.2 million square feet of space by 2010.  These projects also join the $57 million Center for Health Sciences built by Grand Valley State University in 2003.  A $137 million cardiac care center was opened in 2004, and the Van Andel Institute, a prominent biomedical research organization, is adding a $178 million five-level addition to the research building it opened in 2000, which is expected to open in December 2009.  Collectively, this concentration of investment has been dubbed “Health Hill” or locally “Pill Hill.”  We expect these investments to result in new employment opportunities within the “Health Hill” medical community as well as in related business and industries.

According to data compiled by The Right Place, Inc., personal and family income figures in the Bank’s proposed primary service areas have remained relatively constant in recent years.  In 2008, median household income in the West Michigan Combined Statistical Area, which includes Grand Rapids and the surrounding areas, was $50,157 as compared with $45,715 for 2000, which represents an increase of more than 9.7%.  The 2008 media household income level does, however, represent a 2.7% decrease from 2007 levels.  The median household income for Michigan grew 8.9% to $62,544 during the same time period, and the median household income for the nation grew 17% to $60,339 during that time period. Grand Rapids has added a $77 million sports and entertainment arena in 1996, the downtown DeVos Campus for Grand Rapids State University in 2000, the $220 million DeVos convention center in 2003, and the $55 million art museum that opened in 2007. The organizers believe that the development of the Grand Rapids area will lead residents to move to the Grand Rapids area and that these new residents will be more educated and more diversified in business and professional skills. As they move to Kent County, the organizers believe they will bring with them increased earning capacities and unique banking needs.  With plans for current development, predictions of economic growth, and the roll-over of families in existing homes, we believe there is a great opportunity for a new commercial bank to attract customers by providing specialized service for their unique banking needs.

Competition. The market for financial services is rapidly changing and intensely competitive and is likely to become more competitive as the number and types of market entrants increase. Grand River Bank will compete in both lending and attracting funds with other commercial banks, savings and loan associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and certain other non-financial institutions, including retail stores, that may offer more favorable financing alternatives than the Bank.

According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2008, financial institutions in Grand Rapids’ Metropolitan Statistical Area, where the main office will be located, held approximately $11.9 billion in total deposits.  Most of the deposits held in financial institutions in our primary banking market are attributable to branch offices of out-of-area or out-of-state banks. We believe that banks headquartered outside of our primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers.  Through our local ownership and management, we believe that Grand River Bank will be uniquely situated to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs.  We believe that the Bank can compete effectively with larger and more established banks through an active business development plan and by offering local access, competitive products and services and more responsive customer service.

Deposit growth. Deposits at financial institutions in the market have also grown over the past five years. According to FDIC statistics, between June of 2003 and June of 2008 deposits grew at a compounded annual rate of approximately 2.94% in Grand Rapid’s Metropolitan Statistical Area.  The more robust growth rates from June 2001 to June 2006 were slowed as the recent economic slowdown led to a flattening of deposit growth from 2006 to 2008.  While we cannot be certain, we expect the area to experience continued, steady deposit growth.

Business strategy

Management philosophy.  Grand River Bank will be a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community.  Its primary focus will be on local businesses, professionals and individuals to whom quality banking service is a critical, but lacking elements in their current banking relationships.  We believe that this philosophy, encompassing the service aspects of community banking, will distinguish the Bank from its competitors.  To this end, the Bank will endeavor to hire the qualified and experienced people who share the Bank’s commitment to customer service.  We believe that this is an opportunity for a locally-owned and locally-managed community bank to acquire a significant market share by offering an alternative to the less personal service offered by many larger banks.  We are the first new bank to be chartered in Grand Rapids since 1999.  We expect that some people will welcome the opportunity to do business with a bank in which they or some of their neighbors own stock.  Accordingly, the Bank will implement the operating and growth strategies described below.

Operating strategy.  In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop the Bank’s image as a local bank with a community focus; Grand River Bank will employ the following operating strategies:

•
Experienced senior management.  The Bank’s proposed senior management team possesses extensive experience in banking industry, as well as substantial business and banking contacts in our primary service areas.  For example, the proposed Chief Executive Officer, David H. Blossey, has over 25 years of banking experience.  Elizabeth C. Bracken, our proposed Chief Financial Officer and Senior Vice President of Operations, has over 20 years of banking experience.  Mark Martis, the Bank’s proposed Chief Lending Officer, has over 20 years of banking experience in the greater Grand Rapids market.

•
Quality employees.  Grand River Bank will strive to hire highly trained and seasoned staff.  The Bank plans to train its staff to answer questions about all of the Bank’s products and services so that the first employee the customer encounters can resolve any questions the customer may have.

•
Community-oriented Board of Directors.  A majority of the Bank’s proposed directors are either experienced bankers or local business and community leaders.  Many of its directors are residents of our primary service areas, and most have significant business ties to the Bank’s primary service areas, enabling them to be sensitive and responsive to the needs of the community.  Additionally, the Board of Directors represents a wide variety of business experience and community involvement.  We expect that the directors will bring substantial business and banking contacts to Grand River Bank.

•
Organizers Advisory Board.  We expect to tap knowledge and relationships of the organizers who will not continue on as directors.  These individuals, as well as other local and civic leaders, will serve as our advisory board.

•
Individual customer focus.  Grand River Bank will focus on providing individual service and attention to our target customers, which include local businesses, professionals and individuals.  As the employees, officers and directors become familiar with the Bank’s customers on an individual basis, the Bank will be able to respond to credit requests more quickly and be more flexible.  The Bank’s products and services will be delivered personally though a full-service office and supported by effective technical and non-technical service delivery systems.  Clients will enjoy the convenience of on-site visits by the Bank’s business relationship managers and business consultation services.

Growth strategies.  Because we believe that the growth and expansion of the Bank’s operations will be significant factors in our success, Grand River Bank plans to implement the following growth strategies:

•
Capitalize on community orientation.  The Bank plans to capitalize on its position as an independent, locally-owned community bank to attract individuals, professionals and local business customers that may be underserved by larger banking institutions in our market area.  Also, the Bank’s organizers and directors were selected specifically for their involvement in the community and their ability to attract customers to the Bank.

•	Emphasize local decision-making. The Bank will emphasize local decision-making by experienced bankers. This will help the Bank attract local businesses and service-minded customers.

•
Attract experienced lending officers.  The Bank will seek to hire experienced, well-trained lending officers capable of soliciting loan business immediately.  By hiring experienced lending officers, the Bank will be able to grow much more rapidly.

•
Strategic Locations.  The Organizers believe that there is a strong need for additional banks in the local market due to market consolidation and the anticipated growth of the community.  The Bank will operate from its main facility and review opportunities for branch locations which will be strategically located within the surrounding communities.

•
Health sciences focus.  Given the tremendous growth in health sciences and medical services in the Bank’s market area, the Bank intends to focus some of its products and services on meeting the needs of this rapidly growing industry.

•
Offer fee-generating products and services.  The Bank’s range of services, pricing strategies, interest rates paid and charged and hours of operation will be structured to attract its target customers and increase its market share.  Grand River Bank will strive to offer the small business person, professional, entrepreneur, and consumer the best loan services available while charging competitively for these services and utilizing technology and strategic outsourcing to increase fee revenues.

Lending services

Lending policy.  The Bank will offer a full range of lending products, including commercial loans to small- to medium-sized businesses, professionals, and consumer loans to individuals.  The Bank understands that it will be competing for these loans with competitors who are well established in its primary market area and have greater resources and lending limits.  As a result, Grand River Bank may initially have to offer more flexible pricing and terms to attract borrowers.  We feel a quick response to credit requests will provide the Bank a competitive advantage.

The Bank’s loan approval policies will provide for various levels of officer lending authority.  When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or the Bank’s loan committee will determine whether to approve the loan request.  The Bank will not make any loans to any of its directors or executive officers unless the Board of Directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

Lending limits.  The Bank’s lending activities will be subject to a variety of lending limits.  Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank.  In general, however, the Bank will be able to loan any one borrower a maximum amount equal to either:

•	15% of the Bank’s capital and surplus; or

•	upon a 2/3 vote of the Bank’s Board of Directors, 25% of its capital and surplus.

These legal limits will increase or decrease as our capital increases or decreases as a result of the Bank’s earnings or losses, among other reasons.

Credit risks.  The principal economic risk associated with each category of loans that the Bank expects to make is the creditworthiness of the borrower.  Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment.  General economic factors affecting a borrower’s ability to repay include inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.  The well-established financial institutions in our primary service areas are likely to make proportionately more loans to medium- to large-sized businesses than we will make.  Many of the Bank’s anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real estate loans.  Grand River Bank will make commercial real estate loans, construction and development loans and residential real estate loans.  The following is a description of each of the major categories of real estate loans that the Bank expects to make and the anticipated risks associated with each class of loan.

•
Commercial real estate.  Commercial real estate loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis.  Interest rates may be fixed or adjustable. Grand River Bank will generally charge an origination fee for its services.  The Bank generally will require personal guarantees from the principal owners of the property supported by a review by Bank management of the principal owners’ personal financial statements.  Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management.  The Bank will limit its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•
Construction and development loans.  Grand River Bank will consider making owner-occupied construction loans with a pre-approved take-out loan.  The Bank will also consider construction and development loans on a pre-sold basis.  If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis.  If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis.  Construction and development loans are generally made with a term of six to twelve months and interest is paid monthly or quarterly.  The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards.  Speculative loans will be based on the borrower’s financial strength and cash flow position.  Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.  Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•
Residential real estate.  The Bank’s residential real estate loans will consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences.  The Bank expects that any long-term fixed rate mortgages will be underwritten for resale to the secondary market.  All loans will be made in accordance with our appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance.  The Bank expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial loans.  Grand River Bank expects that loans for commercial purposes in various lines of businesses will be one of the components of the Bank’s loan portfolio.  The target commercial loan market will be retail establishments and small- to medium-sized businesses.  The terms of these loans will vary by purpose and by type of underlying collateral, if any.  The commercial loans will primarily be underwritten on the basis of the borrower’s ability to service the loan from income.  The Bank will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term.  Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity.  The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.

Consumer loans.  Grand River Bank will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit.  The amortization of second mortgages will generally not exceed 15 years.  Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans.  Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset.  The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed.  We expect that the principal competitors for consumer loans will be the established banks and credit unions in the Bank’s market.

Composition of portfolio.  The following table sets forth management’s estimate of the percentage composition of the Bank’s loan portfolio during its first three years of business.

Percentage

Commercial real estate	42%
Home equity	5%
Commercial	16%
Residential real estate	19%
Construction	13%
Consumer	5%
Total	100%

Investments

In addition to loans, Grand River Bank will purchase investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.  No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation.  The asset-liability management committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by its board of directors.

Asset and liability management

The asset-liability management committee will oversee the Bank’s assets and liabilities and will strive to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity.  The committee will conduct these management functions within the framework of written loan and investment policies that the Bank will adopt.  The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.  Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

Deposit services

Grand River Bank will seek to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, NOW accounts, a variety of certificates of deposit and individual retirement accounts.  The Bank intends initially to leverage our initial shareholder base, which is expected to be comprised predominantly of residents of the Bank’s primary service areas, into a source of core deposits.  In addition, the Bank will implement an aggressive marketing program in its primary service areas and will feature a broad product line and competitive rates and services.  The primary sources of deposits will be residents of, and businesses and their employees located in, the Bank’s primary service areas.  Grand River Bank plans to obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

Other banking services

Other anticipated banking services include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, Internet banking, remote deposit capture, automated teller machine cards and debit cards.  The Bank plans to become associated with one or more nationwide networks of automated teller machines that its customers will be able to use throughout Michigan and other regions.  The Bank also plans to offer credit card and merchant card services through a correspondent as an agent for the Bank.  The Bank does not plan to exercise trust powers but may do so in the future only with prior regulatory approval.

Employees

The Bank’s success will depend, in part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense.  We expect that Grand River Bank will begin operations with 10 full-time equivalent employees, which it anticipates will expand to 17 employees within the first three years of operations.  We do not expect that Grand River Commerce will have any employees, other than the President and Chief Executive Officer of the Company, who are not also employees of the Bank.

Supervision and Regulation

Banking is a complex, highly regulated industry.  Consequently, the growth and earnings performance of Grand River Commerce and Grand River Bank can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  These authorities include, but are not limited to, the Federal Reserve, the FDIC, OFIR, the Internal Revenue Service and state taxing authorities.  The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  The system of supervision and regulation applicable to Grand River Commerce and Grand River Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the Bank’s depositors and the public, rather than the shareholders and creditors.  The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.  The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Grand River Commerce

General.  Upon our acquisition of all of the capital stock of Grand River Bank, in organization, following receipt of Federal Reserve approval, we will be a bank holding company registered with, and subject to regulation by, the Federal Reserve under the “Bank Holding Company Act of 1956, as amended” (Bank Holding Company Act).  The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and commit resources to support the Bank.  This support may be required under circumstances when we might not be inclined to do so absent this Federal Reserve policy.  As discussed below, we could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations.

Certain acquisitions.  The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than five percent of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.  As a result of the Patriot Act, which is discussed below, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combatting money laundering activities in its evaluation of bank holding company merger or acquisition transactions.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, any bank holding company located in Michigan may purchase a bank located outside of Michigan.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Michigan may purchase a bank located inside Michigan.  In each case, however, restrictions currently exist on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

Change in bank control.  Subject to various exceptions, the Bank Holding Company Act and the “Change in Bank Control Act of 1978,” together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  With respect to Grand River Commerce, control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

Permitted activities.  Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.  A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity.  The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent or broker for these purposes, in any state;

•	providing financial, investment or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

To qualify to become a financial holding company, Grand River Bank and any other depository institution subsidiary that we may own at the time must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory.  Additionally, the Company is required to file an election with the Federal Reserve to become a financial holding company and to provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity.  Our application to serve as the bank holding company with respect to the Bank was filed on March 11, 2009. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities.  The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries.  Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity:  banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators.

Sound banking practice.  Bank holding companies are not permitted to engage in unsound banking practices.  For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth.  The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation.  As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The “Financial Institutions Reform, Recovery and Enforcement Act of 1989” (FIRREA) expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations.  FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution.  The penalties can be as high as $1,000,000 for each day the activity continues.  FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

Anti-tying restrictions.  Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividends.  Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, Grand River Commerce, a bank holding company, generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below.  As a Michigan corporation, we are restricted under the Michigan Business Corporation Act from paying dividends under certain conditions.

Grand River Bank

On September 28, 2007, the organizers of Grand River Bank, in organization, filed an application with OFIR to organize a Michigan state bank and with the FDIC for federal deposit insurance.  OFIR approval, subject to certain requirements, was received on May 30, 2008.  FDIC approval, subject to certain requirements, was received on March 10, 2009. That approval was subject to certain conditions including, among others, that the Bank begin with paid-in-capital funds of not less than $12.5 million, net of pre-opening and organizational expenses, and complete a satisfactory pre-opening examination.  In addition, the Bank expects to be required to develop and submit all of its operating policies and procedures for the review of the FDIC and OFIR, including those related to Bank Secrecy Act compliance, Privacy of Consumer Financial Information and Fair Lending.  The approvals may also contain other conditions that must be satisfied prior to the time that the Bank opens for business.

Upon OFIR approval to organize as a Michigan state bank and FDIC approval of insurance on deposits, Grand River Bank will be subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by OFIR and the FDIC, as the insurer of certain deposits.  The Bank will be required to file reports with OFIR and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  The regulators have the power to enforce compliance with applicable banking statutes and regulations.  These regulations include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged on loans, and restrictions relating to investments and other activities of the Bank.

Branching and interstate banking.  Under current Michigan law, banks are permitted to establish branch offices throughout Michigan with prior regulatory approval.  In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in Michigan.  Finally, banks generally may branch across state lines by merging with banks or by purchasing a branch of another bank in other states if allowed by the applicable states’ laws.  Michigan law, with limited exceptions, currently permits branching across state lines through interstate mergers or by purchasing a branch of another bank.  Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state.  Michigan law currently permits de novo branching into the state of Michigan on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch in Michigan only if its home state has also elected to permit de novo branching into that state.

Deposit insurance assessments.  The FDIC imposes an assessment against all depository institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of an institution’s deposits.  On October 7, 2008, as a result of decreases in the reserve ratio of the Deposit Insurance Fund (the “DIF”), the FDIC issued a proposed rule establishing a Restoration Plan for the DIF.  The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by seven basis points for the first quarter 2009 assessment period.  The rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009.  Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points.  The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits.  On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009.

The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.

On February 27, 2009, the FDIC proposed an emergency assessment charged to all financial institutions of 0.20% of insured deposits as of June 30, 2009, payable on September 30, 2009.  In March of 2009, the FDIC reduced the amount of the proposed assessment to 0.10% of insured deposits as of June 30, 2009.

Expanded financial activities.  The “Gramm-Leach-Bliley Financial Services Modernization Act of 1999,” expands the types of activities in which a holding company or national bank may engage.  Subject to various limitations, the act generally permits holding companies to elect to become financial holding companies and, along with national banks, conduct certain expanded financial activities related to insurance and securities, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency activities; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking.  The Gramm-Leach-Bliley Act also provides that state-chartered banks meeting the above requirements may own or invest in “financial subsidiaries” to conduct activities that are financial in nature, with the exception of insurance underwriting and merchant banking, although five years after enactment, regulators will be permitted to consider allowing financial subsidiaries to engage in merchant banking.  Banks with financial subsidiaries must establish certain firewalls and safety and soundness controls, and must deduct their equity investment in such subsidiaries from their equity capital calculations.  Expanded financial activities of financial holding companies and banks will generally be regulated according to the type of such financial activity:  banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators.  Under Section 487.14101 of the Michigan Banking Code, a Michigan state-chartered bank, upon satisfying certain conditions, may generally engage in any activity in which a national bank can engage.  Accordingly, a Michigan state-chartered bank generally may engage in certain expanded financial activities as described above.  The Bank currently has no plans to conduct any activities through financial subsidiaries.

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on us.  Because the Bank’s aggregate assets upon organization will be less than $250 million, under the Gramm-Leach-Bliley Act, it will be subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if its rating is less than satisfactory.  Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other regulations.  Interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal “Truth-In-Lending Act,” governing disclosures of credit terms to consumer borrowers;

•
the “Home Mortgage Disclosure Act of 1975,” requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the “Equal Credit Opportunity Act,” prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the “Fair Credit Reporting Act of 1978,” governing the use and provision of information to credit reporting agencies;

•	the “Fair Debt Collection Act,” governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of Grand River Bank will be subject to:

•
the “Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the “Electronic Funds Transfer Act” and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Dividends.  Grand River Bank is restricted under Michigan law for declaring and paying dividends under certain circumstances, including:  (i) if the Bank’s surplus following the dividend is less than 20% of its capital; (ii) if the proposed dividend exceeds its net income, after deducting its losses and bad debts, (iii) if the dividend would be paid from the capital or surplus of the Bank.  In addition, if the Bank’s surplus is less than its capital, before the Bank may declare or pay a dividend, it will be required to transfer to surplus not less than 10% of its net income over the preceding six months (in the case of a quarterly or semiannual dividend), or not less than 10% of its net income over the preceding two consecutive six-month periods (in the case of an annual dividend).

In addition, under FDICIA, the Bank may not pay any dividend if the payment of the dividend would cause it to become “undercapitalized” or in the event the Bank is “undercapitalized.”  The FDIC may further restrict the payment of dividends by requiring that the Bank maintain a higher level of capital than would otherwise be required to be “adequately capitalized” for regulatory purposes.  Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, that the Bank cease such practice.  The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice.  Moreover, the FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Check Clearing for the 21st Century Act.  The “Check Clearing for the 21st Century Act,” also known as “Check 21” gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•
requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

We expect that this legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the opportunities presented by Check 21.

Capital adequacy.  The Federal Reserve monitors the capital adequacy of bank holding companies, such as Grand River Commerce, and the FDIC and OFIR will monitor the capital adequacy of Grand River Bank.  The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness.  The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more and, generally, on a bank-only basis for bank holding companies with less than $500 million in consolidated assets.  Each insured depository subsidiary of a bank holding company with less than $500 million in consolidated assets is expected to be “well-capitalized.”

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies with assets of $500 million or more.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies with assets of $500 million or more generally are required to maintain a leverage ratio of at least 4%.  The guidelines also provide that bank holding companies of such size experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.  The Federal Reserve and the FDIC recently adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

FDIC regulations will require us to maintain and to meet three minimum capital standards:  (i) a Tier 1 capital to adjusted total assets ratio, or “leverage capital ratio,” of at least 4% (3% for banks receiving the highest CAMELS rating), a Tier 1 capital to risk-weighted assets ratio, or “Tier 1 risk-based capital ratio,” of at least 4% and a total risk-based capital to risk-weighted assets ratio, or “total risk-based capital ratio,” of at least 8%.  These capital requirements are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  In addition, the prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations.

The risk-based capital standards for banks require the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by the FDIC based on the risks believed to be inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business.

Prompt corrective action regulations.  Under the prompt corrective action regulations, the FDIC is required and authorized to take supervisory actions against undercapitalized banks.  For this purpose, a bank is placed in one of the following five categories based on the Bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories.  The severity of the action depends upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is “critically undercapitalized.”  The federal banking agencies have specified by regulation the relevant capital level for each category.  An institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an “undercapitalized” subsidiary’s assets at the time it became “undercapitalized” or the amount required to meet regulatory capital requirements.  An “undercapitalized” institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Restrictions on transactions with affiliates and loans to insiders.  Grand River Commerce and Grand River Bank will be subject to the provisions of Section 23A of the Federal Reserve Act, as such provisions are made applicable to state non-member banks by Section 18(i) of the Federal Deposit Insurance Act.   These provisions place limits on the amount of:

•	the Bank’s loans or extensions of credit to affiliates;

•	the Bank’s investment in affiliates;

•	assets that the Bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	the Bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of its capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

Grand River Commerce and Grand River Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit the Bank from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests.  These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy.  Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

Anti-terrorism legislation.  In the wake of the tragic events of September 11th, 2001, the President signed into law on October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.  Also known as the “Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering.  The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.

Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.  For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•
to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•
to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the Patriot Act, financial institutions must also establish anti-money laundering programs.  The Patriot Act sets forth minimum standards for these programs, including:  (i) the development of internal policies, procedures and controls; (ii) the designation of a compliance officer; (iii) an ongoing employee training program; and (iv) an independent audit function to test the programs.

In addition, the Patriot Act requires the bank regulatory agencies to consider the record of a bank in combating money laundering activities in their evaluation of bank merger or acquisition transactions.  Regulations proposed by the U.S. Department of the Treasury to effectuate certain provisions of the Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within 90 days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a “shell bank.”  Proposed regulations interpreting other provisions of the Patriot Act are continuing to be issued.

Under the authority of the Patriot Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing among financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities.  Under these rules, a financial institution is required to:

•
expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•	notify FinCEN if an account or transaction is identified;

•	designate a contact person to receive information requests;

•
limit use of information provided by FinCEN to:  (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•	maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering.  Such information-sharing is protected under a safe harbor if the financial institution:  (i) notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution; (ii) takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN; (iii) limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Security Act; and (iv) maintains adequate procedures to protect the security and confidentiality of the information.  Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

The Secretary of the Treasury also adopted a rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks.  Under the rule, financial institutions:  (i) are prohibited from providing correspondent accounts to foreign shell banks; (ii) are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account; (iii) must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the United States designated to accept services of legal process; (iv) must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission.  The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

We anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, particularly those regulations relating to the establishment of internal controls over financial reporting.

Proposed legislation and regulatory action.  New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of governmental monetary policies.  The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the Federal Reserve.  Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that banks may pay on time and savings deposits.  Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits.  We cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and our earnings.

All of the above laws and regulations add significantly to the cost of operating Grand River Commerce and Grand River Bank and thus have a negative impact on our profitability.  We would also note that there has been a tremendous expansion experienced in recent years by certain financial service providers that are not subject to the same rules and regulations as Grand River Commerce and Grand River Bank.  These institutions, because they are not so highly regulated, have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Recent regulatory developments.  In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United Stated government has taken unprecedented actions.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act (“EESA”).  Pursuant to ESSA, the Treasury has the authority to, among other things, purchase mortgages, mortgage-backed securities and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the United States financial markets.  The EESA also included a provision to increase the amount of deposits insured by the FDIC in a bank from $100,000 per depositor to $250,000 through December 31, 2009.

On October 7, 2008, the Board of Directors of the FDIC adopted a restoration plan accompanied by a notice of proposed rulemaking that would increase the rates banks pay for deposit insurance, while at the same time making adjustments to the system that determines what rate a bank pays the FDIC.  On December 16, 2008, the Board of Directors of the FDIC voted to adopt a final rule increasing risk-based assessment rates uniformly by seven basis points (seven cents for every $100 of deposits), on an annual basis, for the first quarter of 2009.

On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program, that provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies.  All eligible institutions were covered under the program until November 14, 2008, without incurring any costs.  Participating institutions are now being assessed a charge of ten basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior secured debt.  Once open, the Bank anticipates participating in this program, to the extent it is eligible to do so.

Available Information

We file annual, quarterly and currents reports and other information with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission’s web site at http://www.sec.gov. Our web site is http://www.grandrivercommerce.com. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from by requesting such documents from us. Except as explicitly provided, information on any web site is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Item 1A.   Risk Factors.

Our ability to continue as a going concern is dependent upon completion of our offering and the opening of the Bank.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on obtaining adequate capital through our offering to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease development of operations.  Our ability to continue as a going concern is also dependent on our ability to successfully obtain the required capital and obtain final pre-opening approval from regulatory agencies to open the bank.  The terms of our initial public offering require that we obtain such approvals on or before April 30, 2009 in order to complete the offering.  While we have no reason to believe that we will not obtain such approvals on or before April 30, 2009, we cannot guarantee that such approvals will be received in a timely fashion.

We must receive regulatory approvals before Grand River Bank may open for business.

To commence operations as a Michigan state bank, Grand River Bank, in organization, must obtain regulatory approvals from OFIR and the FDIC. In addition, Grand River Commerce must obtain approval from the Board of Governors of the Federal Reserve System (Federal Reserve) to become a bank holding company. We filed our applications with OFIR and the FDIC on September 28, 2007.  We filed our application with the Federal Reserve to become a bank holding company on March 11, 2009.  We have received approval from OFIR and the FDIC but have not yet obtained approval from the  Federal Reserve for the Bank holding company.  While approval of our regulatory applications is not assured, we have no reason to believe that these approvals will not be forthcoming in a timely fashion.

We must satisfy certain conditions following approval of our regulatory applications before Grand River Bank may open for business.

Our approvals from OFIR and the FDIC contain certain conditions that we must satisfy prior to opening the Bank including, among others, that we raise the capital necessary to provide the Bank at least $12.5 million in capital, net of pre-opening and organizational expenses, within one year following approval and give notice to OFIR that we are ready to open within one year following approval.  We also expect that any Federal Reserve approval will be subject to conditions. We cannot assure you that we will be able to satisfy all of the conditions imposed by the regulators in connection with their approvals. If we fail to satisfy all of these conditions within the applicable time periods, our approvals will expire. In addition, if the conditions imposed by the regulatory agencies delay the anticipated date of commencing banking operations, we will incur additional organizational expenses, which will result in additional losses. See “ — Any delay in beginning banking operations will result in additional losses,” below.

Any delay in beginning banking operations will result in additional losses.

Any delay in opening Grand River Bank for business will increase organizational expenses and postpone realization of potential revenues. This delay will cause the accumulated deficit from organizational expenses to increase because we must continue to pay salaries and other operating expenses during this period. We expect, but cannot assure you, that we will receive final regulatory approval and open in the second quarter of 2009.  Based upon that timeframe, we expect our organizational and pre-opening expenses (including offering expenses) will be approximately $3,600,000.

Because our offering is not underwritten, we may be unable to raise the minimum offering amount.

Our offering of common stock is being made without the services of an underwriter. Rather, the offering is being made on a “best efforts” basis by our organizers, directors and executive officers with assistance from Commerce Street Capital, LLC, a licensed broker-dealer. Accordingly, no one is obligated to purchase or take for sale any shares of common stock, and we cannot guarantee you that we will be able to sell at least the minimum offering amount. If we are unable to raise at least the minimum offering amount and open the Bank within the time period specified in our approvals, those approvals may expire.

We have no operating history upon which to base an estimate of our future financial performance.

We do not have any operating history on which to base any estimate of our future earnings prospects.  Grand River Commerce was only recently formed, and Grand River Bank will not receive final regulatory approvals to begin operations until after we have attained the minimum offering amount.

We expect to incur losses during our initial years of operations.

At December 31, 2008, we had total shareholders’ deficit of $(2,558,233), consisting of offering, organizational, and other pre-opening expenses, which represents a portion of the $3.6 million of estimated organizational and other pre-opening expenses.  After the Bank opens, its (and our) success will depend, in large part, on its ability to address the problems, expenses and delays frequently associated with new financial institutions and the ability to attract and retain deposits and customers for our services.  We expect to sustain losses or achieve minimal profitability during our initial years of operations.

In addition, to gain market share as a newly-organized bank, Grand River Bank may be required to pay higher interest rates to attract deposits or extend credit at lower rates to attract borrowers, which may decrease our profitability or prevent us from becoming profitable.

We cannot assure you that we will ever become profitable. If we are ultimately unsuccessful, you may lose part or all of the value of your investment.

The Bank’s failure to implement its business strategies may adversely affect our financial performance.

Grand River Bank has developed a business plan that details the strategies it intends to implement in its efforts to achieve profitable operations.  If the Bank cannot implement its business strategies, it will be hampered in its ability to develop business and serve its customers, which, in turn, could have an adverse effect on our financial performance. Even if the Bank’s business strategies are successfully implemented, we cannot assure you that the strategies will have the favorable impact that is anticipated.  Furthermore, while we believe that the Bank’s business plan is reasonable and that its strategies will enable it to execute the business plan, we have no control over the future occurrence of certain events upon which its business plan and strategies are based, particularly general and local economic conditions that may affect its loan-to-deposit ratio, total deposits, the rate of deposit growth, cost of funding, the level of earning assets and interest-related revenues and expenses.

Departures of key personnel or directors may impair the Bank’s operations.

Our success will depend in large part on the services and efforts of the Bank’s key personnel and on its ability to attract, motivate and retain highly qualified employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy.

In particular, we believe that retaining Robert P. Bilotti, David H. Blossey, Elizabeth C. Bracken and Mark Martis will be important to our success. If any of these persons leaves their position for any reason, our financial condition and results of operations may suffer.

If the services of any key personnel should become unavailable for any reason, or if the regulatory agencies should require the employment of additional persons to fill banking positions, Grand River Bank would be required to employ other persons to manage and operate the Bank, and we cannot assure you that it would be able to employ qualified persons on acceptable terms.  If the services of any key personnel should become unavailable prior to the time the Bank commences operations, its ability to begin banking operations would likely be adversely affected.

Additionally, our directors’ and organizers’ community involvement, diverse backgrounds and extensive local business relationships are important to our success.  If the composition of our board of directors changes materially, our business may suffer as a result.

Grand River Bank will face intense competition from a variety of competitors.

The banking business in our target banking market and the surrounding areas has become increasingly competitive over the past several years, and we expect the level of competition to continue to increase.

Many of the Bank’s competitors will be larger than it will be initially and will have greater financial and personnel resources. Many of its competitors will have established customer bases and offer services, such as extensive and established branch networks and trust services that the Bank either does not expect to provide or will not provide for some time.  Also, some competitors will not be subject to the same degree of regulation as the Bank will be and thus may have a competitive advantage over the Bank.

We believe that Grand River Bank will be a successful competitor in the area’s financial services market. However, we cannot assure you that the Bank will be able to compete successfully with other financial institutions serving our target banking market.  An inability to compete effectively could have a material adverse effect on our growth and profitability.

The Bank’s legal lending limits may impair its ability to attract borrowers.

During its initial years of operations, the Bank’s legally mandated lending limits will be lower than those of many of its competitors because it will have less capital than many of its competitors.  The lower lending limits may discourage potential borrowers who have lending needs that exceed the Bank’s limits, which may restrict its ability to establish relationships with larger businesses in our area.

Our success will depend largely on the economic success of the Western Michigan region, which has suffered in recent years.

Our success will depend significantly on the general economic conditions of the State of Michigan and, more particularly, the success of the local economy in western Michigan.  Unlike larger regional or national banks that are more geographically diversified, Grand River Bank will provide banking and financial services to customers primarily in western Michigan.  The local economic conditions in these areas will have a significant impact on the demand for the Grand River Bank’s products and services as well as the ability of Grand River Bank’s customers to repay loans, the value of the collateral securing loans, and the stability of Grand River Bank’s deposit funding sources.  In general, the economy of the State of Michigan has suffered in recent years as a result of the struggling automotive industry and other factors.  A continued decline in general economic conditions, which may be caused by inflation, recession, acts of terrorism, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

Adverse changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.

The results of operations for financial institutions, including Grand River Commerce and Grand River Bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government.  Our success will be heavily influenced by the spread between the interest rates we earn on investments and loans and the interest rates we pay on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in such rates.  At any given time, our assets and liabilities may be such that they are affected differently by a given change in interest rates. In recent months, interest rates have fallen rapidly, general real estate values have fallen, and financial institutions have not been able to raise capital on terms that are as favorable to them as the terms prevailing in prior years.  These economic conditions have had a negative impact on many financial institutions, and the success of Grand River Commerce will be subject to the same economic risks.

We may be unable to adequately measure and limit credit risk associated with the Bank’s loan portfolio, which would affect our profitability.

As a material part of the Bank’s business plan, it will make commercial, consumer, and residential real estate loans.  The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions and general economic conditions.  Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting its market for products and services and to effectively respond to those changes.  Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.  Additional factors related to the credit quality of construction loans include fluctuations in the value of real estate and new job creation trends.

Many of the Bank’s anticipated loans will be made to small- and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers.  If we are unable to effectively measure and limit the risk of default associated with its loan portfolio, our profitability will be adversely impacted.

Monetary policy and other economic factors could adversely affect our profitability.

Changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations, as well as such other factors as national, state and local economic growth rates, employment rates and population trends, will affect the demand for loans and the Bank’s ability to attract deposits.  The foregoing monetary and economic factors, and the need to pay rates sufficient to attract deposits, may adversely affect the Bank’s ability to maintain an interest margin sufficient to result in operating profits.

We intend to issue dilutive warrants and stock options in the future.

We intend to issue warrants or stock options to our organizers, directors and executive officers after the completion of our offering. If the organizer warrants or stock options are exercised, our shareholders’ ownership will be diluted.

We intend to issue stock options to our directors and executive officers.  We intend to reserve 200,000 shares of our common stock for issuance upon the exercise of stock options to be granted to our directors and executive officers. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of common stock, but do not provide for preemptive rights.  Any authorized, but unissued shares following the offering will be available for issuance by our board of directors.  However, our shareholders will not have the right to subscribe for additional shares of common stock issued at any time in the future.  As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, our shareholders may be unable to maintain their pro rata ownership in Grand River Commerce.

We are subject to extensive regulatory oversight, which could restrain our growth and profitability.

Banking organizations such as Grand River Commerce and Grand River Bank are subject to extensive federal and state regulation and supervision. Laws and regulations affecting financial institutions are undergoing continuous change, and we cannot predict the ultimate effect of these changes.  We cannot assure you that any change in the regulatory structure or the applicable statutes and regulations will not materially and adversely affect our business, condition or operations of Grand River Commerce and Grand River Bank or benefit competing entities that are not subject to the same regulations and supervision.

Grand River Commerce’s accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which it is subject.  If Grand River Commerce is unable to achieve and maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

Grand River Commerce is required to comply with Section 404 of the Sarbanes-Oxley Act beginning with the second annual report after Grand River Commerce commences reporting under the Exchange Act.  These reporting and other obligations will place significant demands on Grand River Commerce’s management,  administrative and operational resources, including accounting resources.

To comply with these requirements, it is anticipated that Grand River Commerce will need to establish systems, including information technology, financial reporting, operational and management controls.  Grand River Commerce’s ability to comply with its financial reporting requirements and other rules that apply to reporting companies could be impaired if we are unable to hire staff in a timely and effective fashion.  In addition, if Grand River Commerce is unable to conclude that its internal control over financial reporting is effective (or if the auditors are unable to express an opinion on the effectiveness of the internal controls), Grand River Commerce could lose investor confidence in the accuracy and completeness of its financial reports.  Therefore any failure to achieve and maintain effective internal controls could have an adverse effect on Grand River Commerce’s business, financial position and results of operations.

We could be negatively affected by changes in interest rates.

The Bank’s profitability (and, therefore, our profitability) will depend, among other things, on the Bank’s net interest income, which is the difference between the income that it earns on its interest-earning assets, such as loans, and the expenses that it incurs in connection with its interest-bearing liabilities, such as checking or savings deposits or certificates of deposit.  Changes in the general level of interest rates and other economic factors can affect its net interest income by affecting the spread between interest-earning assets and interest-bearing liabilities.  Recently, short term rates have decreased, causing a favorable change in the yield curve. However, if the yield curve flattens, the Bank’s future net interest income, and therefore our profitability, may decline.

Changes in the general level of interest rates also affect, among other things, its ability to originate loans, the value of interest-earning assets and its ability to realize gains from the sale of such assets, the average life of interest-earning assets and its ability to obtain deposits in competition with other available investment alternatives.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  Because fluctuations in interest rates are not predictable or controllable, we cannot assure you that the Bank will continue to achieve positive net interest income.

We do not intend to pay dividends in the foreseeable future.

We expect initially to have no material source of income other than dividends that we receive from Grand River Bank.  Therefore, our ability to pay dividends to our shareholders will depend on the Bank’s ability to pay dividends to us.  The board of directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods. Accordingly, we do not expect to receive dividends from the Bank, or pay dividends to our shareholders, in the foreseeable future.  In addition, banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends.

We may not be able to raise additional capital on terms favorable to us.

In the future, should we need additional capital to support our business, expand our operations or maintain our minimum capital requirements, we may not be able to raise additional funds through the issuance of additional shares of common stock or other securities.  Even if we are able to obtain capital through the issuance of additional shares of common stock or other securities, the sale of these additional shares could significantly dilute your ownership interest and may be made at prices lower than the price we are selling shares in this offering.

The liquidity of our common stock will be affected by its limited trading market.

Our shares will not qualify, upon issuance, for listing on any national securities exchange, and we cannot assure you that our shares will ever be listed on a national securities exchange.  However, we expect that our shares will be traded on the OTC Bulletin Board or “pink sheets” and that at least one company will make a market in our common stock. Because our shares will not be listed on a national securities exchange, we cannot assure you that a broadly followed, established trading market for our common stock will ever develop or be maintained.  Furthermore, we cannot assure you that at least one company will make a market in our shares for as long as we will be quoted on the OTC Bulletin Board.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  In addition, active trading markets tend to reduce the bid-ask spreads for sales transactions.  On the other hand, the absence of an active trading market reduces the liquidity, and is likely to have an adverse effect on the market value of our shares.  In addition, if we would cease to be quoted on the OTC Bulletin Board, shareholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock likely would decline.

Our articles of incorporation and bylaws, and the proposed employment agreements of our executive officers, contain provisions that could make a takeover more difficult.

Our articles of incorporation and bylaws include provisions designed to provide our board of directors with time to consider whether a hostile takeover offer is in our and our shareholders’ best interests, but could be utilized by our board of directors to deter a transaction that would provide shareholders with a premium over the market price of our shares.  These provisions include the availability of authorized, but unissued shares, for issuance from time to time at the discretion of our board of directors; bylaws provisions enabling our board of directors to increase the size of the board and to fill the vacancies created by the increase; and bylaw provisions establishing advance notice procedures with regard to business to be presented at a shareholder meeting or to director nominations.

In addition, there are “change in control” provisions in the employment agreements of each of our executive officers providing for lump-sum cash payments based on the officer’s base compensation.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.  These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

Management of Grand River Bank may be unable to adequately measure and limit credit risk associated with the Bank’s loan portfolio, which would affect our profitability.

As a material part of the Bank’s business plan, we will make commercial, consumer, and residential real estate loans.  The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions and general economic conditions.

Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting its market for products and services and to effectively respond to those changes.  Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.

Additional factors related to the credit quality of construction loans include fluctuations in the value of real estate and new job creation trends.

Many of the Bank’s anticipated loans will be made to small- and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers.  If the Bank is unable to effectively measure and limit the risk of default associated with its loan portfolio, our profitability will be adversely impacted.

Our directors and executive officers could have the ability to influence shareholder actions in a manner that may be adverse to other shareholders’ personal investment objectives.

Immediately following our offering of common stock, we expect that our directors, executive officers and organizers will own 342,529 shares of our common stock (including 128,800 shares being issued to our organizers in repayment of cash advances made by them), which represents 22.84% of the minimum,  and 17.13% of the maximum number of shares to be sold in this offering and 14.27% of the adjusted maximum number of shares to be sold in this offering. Additionally, we will be issuing common stock purchase warrants to our organizers and stock options to our executive officers.  If our organizers exercised all of their organizer warrants, our executive officers and organizers would own shares upon exercise representing as much as 43.19% of our then existing outstanding common stock.  Moreover, although the employee stock options are not immediately exercisable by their terms, upon exercise of the employee stock options granted to our executive officers and exercise of all warrants and options by our directors and organizers, our executive officers, directors and organizers would own shares representing as much as 49.86% of our then existing outstanding common stock.

Due to their significant ownership interests, our directors and executive officers will be able to exercise significant control over the management and affairs of Grand River Commerce and Grand River Bank.  For example, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be approved by the shareholders.

Government regulation may have an adverse effect on the Company’s profitability and growth.

The Company and the Bank are subject to extensive government supervision and regulation.  The Company’s ability to achieve profitability and to grow could be adversely affected by state and federal banking laws and regulations that limit the manner in which the Bank makes loans, purchases securities, and pays dividends.  It is management’s opinion that these regulations are intended primarily to protect depositors and losses against the federal bank insurance fund, not shareholders.  An example applicable to the Bank because of its anticipated lending portfolio is guidance recently finalized by the federal banking agencies to identify and manage risks associated with concentrations in commercial real estate loans.  The guidance states that a growing number of banks have high concentrations of commercial real estate loans on their balance sheets which may make the banks more vulnerable to cyclical downturns in the commercial real estate markets.  Banks with high concentrations of commercial real estate loans are subject to greater supervisory scrutiny and will be required to have in place risk management practices and capital levels that are appropriate in light of the risk associated with these concentrations.  The final guidelines relating to concentrations in commercial real estate loans will be applicable to the Bank and may adversely affect the Bank’s ability to develop and grow its commercial real estate loan portfolio.

In addition, the burden imposed by federal and state regulations may place the Company at a competitive disadvantage compared to competitors who are less regulated.  Future legislation or government policy may also adversely affect the banking industry or the Company’s or the Bank’s operations. In particular, various provisions of the Gramm-Leach-Bliley Act eliminate many of the federal and state legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services providers.  The Company believes the elimination of these barriers may significantly increase competition in its industry.

The recently enacted Emergency Economic Stabilization Act of 2008 may not stabilize the United States financial system.

The capital and credit markets have been experiencing volatility and disruption for more than a year.  In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The primary purpose of the EESA is to provide relief to the United States economy by giving the United States government the authority to develop programs to increase the supply of credit to the United States economy and to generally stabilize economic conditions.  A number of programs have been developed under the EESA, including the Troubled Asset Relief Program and the related Capital Purchase Program.  We do not know what actual impact the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially adversely affect our business, financial condition and results of operation.

Current adverse market conditions have resulted in a lack of liquidity and reduced business activity.

Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment have resulted in significant write-downs of asset values by financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  To the extent a weak institution in our market merges with or is acquired by a stronger institution, the competition within the market may increase.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions.  The willingness of other banks to lend to the Bank may be further reduced by the fact the Bank is new and has no established banking relationships.  Loans from other banks will be essential for the Bank to maintain liquidity and grow its loan portfolio.  The Bank anticipates having sufficient liquidity to fund its immediate growth and operations following its initial capitalization; however, a prolonged lack of available credit with resulting reduced business activity could materially adversely affect our business, financial condition and results of operations.

Recent negative developments in the financial industry and the domestic and international credit markets may result in more legislation and regulatory oversight.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing well into 2009.  A continued recession could reduce the profitability and therefore the credit worthiness of the Bank’s customers and prospective customers.  As a result of the “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits (including through interest rate wars) and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to obtain deposits or originate loans, and could materially adversely affect our business, financial condition, and results of operations.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.	Properties.

The Bank intends to open for business with one location at 4471 Wilson Avenue, Grandville, Michigan, which is located approximately five miles southwest of the Grand Rapids city limit and eight miles from downtown Grand Rapids, Michigan. On July 17, 2007, we entered into a three year and three month lease, commencing on November 1, 2007, with three options to renew for three years each with Southtown Center, LLC. The rent under the terms of the lease is $0 per month from November through December 2007, $2,250 per month from January through February 2008, and $4,100 per month thereafter, subject to a 2% cumulative upward adjustment in each subsequent year.  The Company is recognizing the expense on a straight-line basis over the term of the agreement.  We are also conducting our pre-opening operations from this location  At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations.  Management believes that these facilities will be adequate to meet the initial needs of the Company and Bank.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company is conducting its initial public offering of securities.  All sales of securities by the Company will be registered under the Securities Act.  There is currently no established market for the common stock of the Company, and an active trading market is not likely to develop.  The Company has no plans to list its common stock on any stock exchange although the Company expects to have at least one company making a market in its shares.

Holders

As of March 30, 2009, no shares of common stock of the Company are issued and outstanding.

Dividends

Because, as a bank holding company, the Company will initially conduct no material activities other than holding the common stock of the Bank, its ability to pay dividends will depend on the receipt of dividends from the Bank.  Initially, the Company expects that the Bank will retain all of its earnings to support its operations and to expand its business.  Additionally, the Company and the Bank are subject to significant regulatory restrictions on the payment of cash dividends.  In light of these restrictions and the need to retain and build capital, neither the Company nor the Bank plans to pay dividends until the Bank becomes profitable and recovers any losses incurred during its initial operations.  The payment of future dividends and the dividend policies of the Company and the Bank will depend on the earnings, capital requirements and financial condition of the Company and the Bank, as well as other factors that its respective boards of directors consider relevant.  For additional discussion of legal and regulatory restrictions on the payment of dividends, see “Part I – Item 1.  Description of Business – Supervision and Regulation.”

Securities Authorized For Issuance Under Equity Compensation Plans

The Company does not currently have any equity compensation plans, but is in the process of preparing a stock incentive plan and will seek shareholder approval of such plan at the Company’s first annual meeting of shareholders.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from the financial statements and accompanying notes included in this Report.  This discussion should be read in conjunction with the information provided in the Company’s financial statements and the notes thereto.

General

Grand River Commerce, Inc. is a Michigan corporation that was incorporated on August 15, 2006 to organize and serve as the holding company for Grand River Bank, a Michigan state bank in organization.  The Bank will be a full-service commercial bank headquartered in Grandville, Michigan.  The Bank will initially serve Grandville, Grand Rapids and their neighboring communities with a broad range of commercial and consumer banking services to small and medium-sized businesses, professionals and individuals who it believes will be particularly responsive to the style of service which the Bank intends to provide. It is assumed that local ownership and control will allow the Bank to serve customers more efficiently and effectively and will aid in the Bank’s growth and success.  The Bank intends to compete on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the needs of the client.

On September 27, 2007, applications were filed with OFIR to organize a new state chartered bank in Grandville, Michigan and with the FDIC for federal deposit insurance.  We have received conditional approvals of our charter application from OFIR and deposit insurance from the FDIC.  We filed an application to the Federal Reserve for permission to serve as the bank holding company with respect to the Bank on March 11, 2009.  We anticipate receiving a decision on our application from the Federal Reserve on or about April 10, 2009, though the processing period for the application could be extended.

During the period between regulatory approval and the commencement of banking operations, the Company is engaged in raising the capital necessary to open the Bank.  In addition, the Company is engaged in such activities as the build-out of the banking offices, the recruitment and training of staff, preliminary marketing, and the installation of the computer system and operating system.  Final approval is not expected before the completion of the offering and a satisfactory pre-opening examination.

The Company was incorporated to serve as a holding company for the Bank. From the date of inception, the main activities have been:

•	Seeking, interviewing and selecting organizers, directors and officers;

•	Preparing the business plan;

•	Applying for a state bank charter;

•	Applying for FDIC deposit insurance;

•	Applying with the Federal Reserve to become a bank holding company; and

•	Raising equity capital through a public offering.

From the date of incorporation, August 15, 2006 through December 31, 2008, the Company’s operations have been funded, and will continue to be funded, from advances made to us by its organizers and from draws under a line of credit extended by First Tennessee Bank, N.A.  These advances will be repaid from the proceeds of the offering unless the Company is unable to sell at least 1,500,000 shares of common stock, in which case the organizers will bear the risk of loss with respect to the direct cash advances and may be pursued by First Tennessee Bank, N.A. with respect to any funds advanced under the pre-opening line of credit.

Financial Condition at December 31, 2008

Total assets at December 31, 2008, were $164,528, an increase of $64,476 from December 31, 2007 totals of $100,052.  The increases occurred primarily in cash and property and equipment. Assets were composed of $40,525 in cash, $16,045 in prepaid rent and contracts, and $107,958 in property and equipment. These assets were funded by $1,360,000 in short term borrowings from First Tennessee Bank, N.A. guaranteed by the organizers, $1,288,002 in direct advances from the organizers, and $74,759 in accounts payable and accrued expenses which represent an increase in total liabilities of $1,428,749 over December 31, 2007.  Short term borrowings, organizer advances and accrued liabilities increase by $1,110,000, $253,000 and $65,749 respectively.  The increase in total liabilities was offset by increased shareholder deficit of $1,364,273.

Results of Operations

From August 15, 2006, the date the Company began its organizational activities, through December 31, 2008, its accumulated net losses amounted to $1,492,706.  For the twelve-month period ended December 31, 2008, the net loss totaled $855,018  compared to $547,392 for the twelve-month period ended of December 31, 2007. The increasing losses are the result of the Company being a development stage company with no significant revenue source.  The Company’s financial statements and related notes, which are included in this Report, provide additional information relating to the discussion of its financial condition.  See Item 8 of this Report.

From inception to December 31, 2008, the Company incurred $1,271,223 in professional fees.  Of this amount, consulting fees in the amount of $989,038 were paid as part of consulting agreements with Robert Bilotti, David Blossey, Elizabeth Bracken, and Mark Martis, each of whom is actively involved in directing the organizational and preopening activities of the bank.  The amounts paid from inception through December 31, 2008, to Mr. Bilotti, Mr. Blossey, Ms. Bracken, and Mr. Martis were $438,084, $325,193, $143,251 and $82,200 respectively.  (See Note 5 to the financial statements). For the years 2008 and 2007, these consulting fees totaled $571,694 and $362,562 respectively.  The remainder of the professional fees expense incurred from inception through December 31, 2008 consisted of legal, professional and other consulting fees amounting to $282,185. Of this amount, $85,000 was paid to Bankmark in conjunction with the application for the Bank, $76,400 was paid to consultants for personnel and human resource services, $32,300 was paid to information technology consultants and the balance was paid to attorneys and accountants for services related to audit and regulatory filings.  For the fiscal years ended December 31, 2008 and 2007, the legal, professional and other consulting fees totaled $679,423 and $503,113, respectively.

Occupancy and equipment expense amounted to $97,047 from inception and $74,881 and $20,958 for the years ended 2008 and 2007, respectively. Rent expense began for the organizational office in 2007 and amounted to $71,865 from inception, $53,342 for the twelve-month period ended December 31, 2008 and $16,816 for the twelve-month period ended December 31, 2007.  Depreciation, telephone and utility expense accounted for the majority of the remaining expenditures included in occupancy and equipment expense.

Interest expense from August 15, 2006 (inception) through December 31, 2008 totaled $42,161 and for the years ended December 31, 2008 and December 31, 2007 totaled $40,725 and $1,436, respectively.  The increase is due to the increasing balance on the short term borrowings outstanding to First Tennessee Bank, N.A. which was $1,360,000 as of December 31, 2008 and $250,000 as of December 31, 2007.

From inception, other expenses of $89,065 consisted primarily of  insurance expense of $19,089, training expense of $15,696, telephone expense of $10,840, printing and supplies of $11,552, and travel and meals of $10,304.  For the year ended December 31, 2008, other expenses totaled $60,547 compared to $28,042 for the year ended December 31, 2007.  Such expenses have increased as a result of continuing preparation for the opening of the Bank.

As of March 25, 2009, the Company has not yet completed its organizational activities and expects the Bank to begin banking operations in April 2009.  Costs related to the offering of common stock have been deferred and are expected to be offset against the offering proceeds when the sale of stock is completed.  For the period of inception through December 31, 2008, the total deferred operating costs were $1,065,527 and consisted of costs related to the offering. For the year ended December 31, 2008, professional fees paid to Bankmark aggregated $220,429, while marketing and promotional event costs totaled $182,244 and legal and filing fees totaled $106,582.

The Company has incurred substantial expenses in establishing the Bank as a going concern and can give you no assurance that it will be profitable or that future earnings, if any, will meet the levels prevailing in the banking industry.  Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years.  The Bank’s future results will be determined primarily by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses.  Since interest rates will be determined by market forces and economic conditions beyond the control of the Company or the Bank, the Bank’s ability to generate net interest income will be dependent upon its ability to maintain an adequate spread between the rate earned on earning assets, such as loans and investment securities, and the rate paid on interest-bearing liabilities, such as deposits and borrowing.

Liquidity and interest rate sensitivity

Organizational period.  During the Company’s organizational period, our cash requirements consist principally of funding our pre-opening expenses, described above, as well as capital expenditures for the furnishing and equipping of the initial main office facility.

During the organizational stage, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers and draws under a line of credit extended to the Company by First Tennessee Bank, N.A., which is guaranteed by the organizers. As of December 31, 2008, the Company had borrowing capacity of approximately $390,000 remaining under the pre-opening line of credit. Based on the projected opening of April 30, 2009, the Company will need to obtain approximately $300,000 in additional financing for pre-opening activities.  These funds are expected to come from the organizers of the Company.  Recently, the organizers of the Company committed to advancing $150,000 of the funds needed by the Company.  The Company will repay the outstanding balance on the line of credit and the additional $300,000 advanced by the Company’s organizers by using a portion of the proceeds of its initial public offering.  Management believes that the liquidity sources are adequate to meet the obligations that have been incurred, or are expected to be incurred, prior to the time that the Bank opens for business.

Commencement of banking operations.  Since the Company has been in the organizational stage, there are no results of operations to present at this time.  When the Bank begins operations, net interest income, the Bank’s expected primary source of earnings, will fluctuate with significant interest rate movements.  The Company’s profitability will depend substantially on the Bank’s net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities. A large change in interest rates may significantly decrease the Bank’s net interest income and eliminate the Company’s profitability. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Company’s control. While the Bank intends to take measures to minimize the effect that changes in interest rates will have on its net interest income and profitability, these measures may not be effective.  To lessen the impact of these fluctuations, the Bank intends to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals.  Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to change in market interest rates. The rate sensitive position, or “gap,” is the difference in the volume of rate sensitive assets and liabilities at a given time interval.  The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin.  The Bank will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank’s overall interest rate risk.  The Bank will regularly evaluate the balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.

To effectively manage the balance sheet’s liability mix, the Bank plans to focus on expanding its deposit base and converting assets to cash as necessary.  As the Bank continues to grow, it will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates.  The Bank’s investment/asset and liability committee will meet regularly to develop a strategy for the upcoming period.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations.  The Bank can obtain these funds by converting assets to cash or by attracting new deposits.  Its ability to maintain and increase deposits will serve as its primary source of liquidity.

Other than the offering, management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.

Capital adequacy

There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.  The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

The Company believes that the net proceeds of this offering will enable the Bank to satisfy its capital requirements for at least the next 36 months following the opening of the Bank.  The Company believes all anticipated material expenditures for this period have been identified and provided for out of the proceeds of the initial public offering.  For additional information about the plan of operations of the Company and the Bank, see “Item 1. Description of Business.”

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company accompanied by the report of our independent registered public accounting firm are set forth on pages F-1 through F-14 attached to this report:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the chief executive officer and chief financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Evaluation of Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.   Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors as of March 15, 2009.  Each of our directors was appointed by the organizers of the Company and will serve until the Company’s first meeting of shareholders and until their successors are duly elected and qualified.  Each of the Company’s directors will also serve as a director of the Bank.

Name and Age	Position(s) Held in Grand River Commerce, Inc.	Director Since	Other Public Company Directorships Held by Officers
Robert P. Bilotti, (44)	Chairman of the Bank, President and Chief Executive Officer of the Company	2006	None.
Richard J. Blauw, Jr. (41)	Director	2007	None.
David H. Blossey, (54)	Director; President and Chief Executive Officer of the Bank	2007	None.
Cheryl M. Blouw (62)	Director	2007	None.
Jeffrey A. Elders (40)	Director	2007	None.
Lawrence B. Fitch (61)	Director	2007	None.
David K. Hovingh (42)	Director	2007	None.
Roger L. Roode (68)	Director	2007	None.
Jerry A. Sytsma (38)	Director	2007	None.

The following table sets forth information regarding our executive officers and directors as of March 25, 2009.

Name and Age	Position(s) Held in Grand River Commerce, Inc.	Executive Officer Since	Other Public Company Directorships Held by Officers
Robert P. Bilotti, (44)	Chairman, President and Chief Executive Officer (proposed)	2006	None.
David H. Blossey, (54)	Director; President and Chief Executive Officer of the Bank (proposed)	2007	None.

Name and Age	Position(s) Held in Grand River Commerce, Inc.	Executive Officer Since	Other Public Company Directorships Held by Officers
Elizabeth A. Bracken, (46)	Chief Financial Officer and Senior Vice President of Operations of the Bank (proposed)	2007	None.
Mark A. Martis (44)	Chief Lending Officer and Senior Vice President of the Bank (proposed)	2008	None.

There are not, and have not been during the last five years, any involvement by any directors or executive officers of the Company in legal proceedings relating to federal bankruptcy laws, federal commodities laws, or securities laws. In addition, none of the above-listed persons are currently charged with or within the last five years have been convicted of any criminal violations of law (other than minor traffic violations).  In addition, there are not, and have not been within the last five years, any orders, judgments or decrees enjoining or limiting any director from engaging in any type of business practice or activity.

There are no family relationships among the directors of the Company and the Bank, or any of them and any executive officers of the Company or the Bank.

Set forth below is further information about each of our directors and executive officers.

Robert P. Bilotti, Chairman of the Bank, President and Chief Executive Officer of the Company.

Mr. Bilotti is an organizer and the proposed Chief Executive Officer and President of the Company and Chairman of the Bank.  He has spent the greater part of his career in the hotel industry, although he is also a recognized attorney who has practiced commercial real estate, banking and tax law.  From 2004 to 2006, he served as Senior Vice President of Sales and Development for Cendant Corporation, Inc., a global hotel franchise company and Fortune 100 company.  From 1995 to 2004, he worked as Vice President of Franchise and Sales Development and the Director of Franchise Sales in the Midwest region for US Franchise Systems, Inc.  He is the recipient of numerous prestigious awards and accolades for sales.  Prior to 1995, he worked as an attorney practicing primarily commercial real estate and banking law.  He is a graduate of Le Moyne College with a Bachelors degree of science in finance, and he earned his law degree at Albany Law School.

Richard J. Blauw, Jr., Director.

Mr. Blauw is an organizer and proposed director of the Company and Bank.  He is the Chief Financial Officer of and a partner in a number of large farm and grain operations throughout the Midwest.  A CPA, Mr. Blauw has worked for a food processing company as a Controller and at a computer chip processing company.  He has had responsibilities with public company SEC reporting.  He currently serves on the board of Westminster Theological Seminary, California.  A Chicago native, Mr. Blauw is a graduate of Trinity Christian College.

David Blossey. Director, President and Chief Executive Officer of the Bank.

Mr. Blossey is the proposed President and Chief Executive Officer of the Bank and director of the Company and Bank.  He has over 25 years of experience in the banking industry.  Most recently, he has worked as an independent consultant advising de novo banks in Michigan.  He worked as the President of Chemical Bank in Bay City, Michigan primarily in a business development role.  In 2005, he was part of the team to successfully open Huron Valley State Bank, a de novo bank in Milford, Michigan.  He served as Senior Vice President and Senior Commercial Loan Officer at Chemical Bank & Trust Co. from 1999 to 2003.  From 1995 to 1998, he served as Chief Operations Officer at Huron Community Bank.  He has worked in several other Michigan banks throughout his career, including Republic Bank, First of America Bank – Alpena and Trustcorp Bank.  He is a graduate of Michigan State University and received his MBA with an emphasis in Information Systems and Analysis from Central Michigan University.

Cheryl M. Blouw, Director.

Ms. Blouw is an organizer and proposed director of the Company and Bank.  She began her career in 1964 with Michigan National Bank.  In 1980, she began working for Ottawa Bank, where she became senior vice president of retail banking and served on the executive management team.  After Ottawa Bank was acquired by Fifth Third Bank, Ms. Blouw served in the role of Vice President-Retail Banking Officer, Northern Indiana Affiliate.  In the community, she serves as Deacon and Treasurer for her church, Ridgewood Christian Reformed Church.  She also actively participates in her local school district and serves as the Administrative Assistant of the West Michigan Chapter of the Air & Waste Management Association.

Elizabeth C. Bracken, Chief Financial Officer and Senior Vice President of Operations.

Ms. Bracken is the proposed Chief Financial Officer of the Company and the Bank and Senior Vice President of Operations of the Bank.  During the period 1997 to 2007, she was the Chief Financial Officer and Vice President of Select Bank in Grand Rapids.  From 1987 to 1997, she performed in the roles of bank accountant, credit analyst, budgeting and special projects coordinator for First Michigan Bank Corporation in Holland, Michigan.  She is active in her community and was the founder of a non-profit organization called Elves & More that delivers bicycles to underprivileged children in West Michigan.  She earned her Bachelor of Arts degree from Grand Valley State University.

Jeffrey Elders, Director.

Mr. Elders is an organizer, proposed director of the Company and the Bank and Treasurer of the Company.  He has been a Certified Public Accountant since 1992.  He became a partner in 1996 with Buchholz and Elders.  He currently is a partner in VanderLugt Mulder DeVries & Elders.  In addition to being partner in several real estate ventures, Mr. Elders also has been active in the community, serving in such positions as Treasurer of the Grandville Chamber of Commerce, Vice President of the Jenison Christian Schools Education Foundation and Treasurer of the Jenison Christian School Board.  Mr. Elders graduated from Calvin College with a Bachelor degree of Science in Accountancy.

Lawrence B. Fitch, Director.

Mr. Fitch is a proposed director of the Company and the Bank.  He has had over 25 years of experience in the banking industry.  From 1997 to 2005, he served as the President and Chief Executive Officer of State Bank of Caledonia, which was acquired by Chemical Financial Corporation in 2004.  From 1987 to 1997, he was the President and Chief Executive Officer of Arcadia Bank, which was subsequently purchased by FMB and later Huntington Bank, in Kalamazoo, Michigan.  Mr. Fitch served in various positions at Comerica Bank in Detroit, Michigan from 1969 through 1987, including managing trust operations.  He is a graduate of the University of Michigan with a Bachelors degree in Business Administration.

David K. Hovingh, Director.

Mr. Hovingh is an organizer of the Company and the Bank.  He founded Hovingh Concrete Inc. in 1990 where he currently employs twelve people.  He also is a co-owner of Kent County cattle farms which span a combined 220 acres and raise registered Texas Longhorn cattle.  Mr. Hovingh is originally from the Hudsonville/Allendale area.  In addition to operating his business and cattle farms, Mr. Hovingh also supports local school athletic boosters and stays active in his local church.

Mark Martis, Chief Lending Officer and Senior Vice President of the Bank.

Prior to joining Grand River Commerce in a consulting role, Mr. Martis served as a commercial lender at Fifth Third Bank.  Mr. Martis began his tenure at Fifth Third Bank in August 2002 and during that time was promoted from Commercial Relationship Manager to Business Banking Area Manager.  His lending focus was on businesses with revenues of $1 million to $10 million per year and aggregate borrowing needs of $500,000 to $3 million.  Mr. Martis is currently active in Rotary Club and has been involved in Junior Achievement and the Holland Chamber of Commerce.  He earned a B.S. degree in marketing and sales from Ferris State College in 1986.

Roger L. Roode, Director.

Mr. Roode is an organizer and proposed director of the Company and Bank.  He has spent 40 years in the banking, management of consumer finance, loan origination, loan servicing, consumer loan securitization and insurance industries.  He currently serves as Chairman and CEO of ABFS Insurance Agency, a wholesaler of specialty insurance products; he previously had served as the Chairman and CEO of other three insurance agencies, including American Bankers Financial Services, Grand General Insurance Agency and Caravaner Insurance.  In his community, he has served as the Secretary on his church board and as President of the Unity Christian High School Board.  He has also served on the boards of American Reliable Insurance Company and Manufactured Housing Institute Financial Services Division, as well as having been a member of the Grand Rapids Economics Club.  He is a graduate of Calvin College.

Jerry A. Sytsma, Director.

Mr. Sytsma is an organizer, proposed director of the Company and Bank, and proposed Vice President and Surety of the Company.  He is a Senior Manager with Caterpillar’s lift truck division and is responsible for sales to its dealer network in North and South America.  In addition, Mr. Sytsma has a variety of local real-estate investments in residential and commercial properties.  Mr. Sytsma is an active volunteer in community organizations, church and business associations in his community in Ada, Michigan.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is filing this Annual Report on Form 10-K pursuant to Section 15(d) of the Securities Exchange Act and is not subject to filings required by Section 16 of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all directors, officers and employees.  A copy of the Code of Ethics may be obtained, without charge, upon written request addressed to Grand River Commerce, Inc. 4471 Wilson Ave SW, Grandville, MI  49518 Attn: Corporate Secretary.  The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Corporate Secretary at (616) 389-1087.

Audit and Compliance Committee

The Board of Directors has established an Audit and Compliance Committee, which is comprised of independent directors who meet the requirements for independence as defined in NASDAQ Marketplace Rule 420 (a) (15).  The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors.  The Audit Committee is responsible for retaining the independent public accountants to be selected to audit the Company’s annual financial statements.  The Audit Committee also evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion.  The Board of Directors has adopted a written charter for the Audit Committee.  During 2008, the Audit and Compliance Committee held 5 meetings.

The Audit and Compliance Committee members are Jeffrey A. Elders (Chairman), Richard J. Blauw, Jr. and Cheryl M. Blouw.  The Board of Directors has determined that Jeffrey A. Elders is an “audit committee financial expert” as defined under applicable Securities and Exchange Commission regulations.  Mr. Elders is an “independent director” as defined by NASDAQ listing standards.

Item 11.	Executive Compensation

The following table sets forth compensation awarded through consulting agreements to our named executive officers for the fiscal year ended December 31, 2008.  Because the Company was not subject to reporting requirements in 2007, compensation for that period is not included.

SUMMARY COMPENSATION TABLE

			All Other
Name and Principal Position	Year	Salary	Compensation		Total
		($)	($)		($)

Robert P. Bilotti	2008	150,000	39,556	(1)	189,556
Chairman, President & Chief Executive Officer (proposed)

David H. Blossey	2008	175,000	24,440	(2)	199,440
President and Chief Executive Officer of the Bank (proposed)

Elizabeth C. Bracken	2008	87,970	12,220	(3)	100,190
Chief Financial Officer and Senior Vice President (proposed)

Mark Martis	2008	82,200	—		82,200
Chief Lending Officer and Senior Vice President (proposed)

(1)	Represents $21,000 paid to Mr. Bilotti as an expense allowance and $18, 556 paid as reimbursements for health insurance for Mr. Bilotti and his family .
(2)	Represents $12,440 paid as reimbursements for health insurance for Mr. Blossey and his family and $12,000 paid to Mr. Blossey as a housing allowance.
(3)	Represents amounts paid as reimbursements for health insurance for Ms. Bracken and her family.

Employment Agreements

Consulting Arrangements. We have entered into consulting agreements with Robert Bilotti, David H. Blossey, Elizabeth C. Bracken and Mark Martis, providing for the payment of $150,000, $175,000, $88,000 and $110,000 annually, respectively, in connection with their activities in organizing Grand River Commerce and Grand River Bank.  The consulting agreements will terminate (with certain exceptions) on the earlier of the date the Bank opens for business, or April 30, 2009.  The consulting agreements also provide for medical coverage, housing allowance and certain travel expenses.

Each of the consultants is providing independent advisory and consulting services for Grand River Commerce in connection with its organizational activities and those of its proposed banking subsidiary, Grand River Bank. These services have included assistance in preparing regulatory applications and obtaining regulatory approvals; directing site development activities, personnel matters and capital raising activities; negotiating contractual arrangements; and performing other tasks necessary or appropriate in connection with the organization of a de novo state bank, at such times and in such a manner as reasonably requested by the organizers.

Employment agreements.

David H. Blossey. Grand River Bank intends to enter into an employment agreement with David H. Blossey regarding his employment as President and Chief Executive Officer.  The agreement will commence when the Bank opens for business and continue in effect for a period of three years (with certain exceptions).  The board may elect to extend the term of the employment agreement prior to the completion of the three year term.

Under the terms of the agreement, Mr. Blossey will receive a base salary of $175,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank’s Board of Directors and may be increased as a result of that review.  Mr. Blossey will be eligible to participate in any executive incentive bonus plans and all other benefit programs that the Bank has adopted. Mr. Blossey will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance. In addition, the Bank will provide Mr. Blossey with term life insurance coverage for a term of not less than 10 years.

Mr. Blossey’s employment agreement also provides that we will grant him options to acquire 25,000 shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options.  It is expected that these options will be incentive stock options and would vest ratably over a period of five years beginning on the first anniversary of the date that the Bank opens for business.

In the event that Mr. Blossey’s employment is terminated, or he elects to terminate his employment, in connection with a “change of control,” Mr. Blossey would be entitled to receive a cash lump-sum payment equal to 199% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period.  If Mr. Blossey’s employment is terminated for any reason other than for cause, the Bank will be obligated to pay as severance, an amount equal to his base salary had he remained employed for the remaining term of the agreement, but in no event less than one year’s base salary.

The agreement also generally provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Blossey’s employment.

Robert P. Bilotti. Grand River Bank intends to enter into an employment agreement with Robert P. Bilotti regarding his employment as Chairman of the board of directors.  The agreement will commence when the Bank opens for business and continue in effect for a period of five years (with certain exceptions).  The Board may elect to extend the term of the employment agreement prior to the completion of the three year term.

Under the terms of the agreement, Mr. Bilotti will receive a base salary of $75,000 per year.  Following the first year of the agreement, the base salary will be reviewed by the Bank’s board of directors and may be increased as a result of that review.  Mr. Bilotti will be eligible to participate in any executive incentive bonus plans and all other benefit programs that the Bank has adopted.  Mr. Bilotti will also receive other customary benefits such as health, dental and life insurance, and membership fees to banking and professional organizations. In addition, the Bank will provide Mr. Bilotti with standard term life insurance coverage with a death benefit of not less than $150,000.

Mr. Bilotti’s employment agreement also provides that we will grant him options to acquire 25,000 shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. It is expected that these options will be incentive stock options and would vest ratably over a period of five years beginning on the first anniversary of the date that the Bank opens for business.

In the event that Mr. Bilotti’s employment is terminated, or he elects to terminate his employment, in connection with a “change of control,” Mr. Bilotti would be entitled to receive a cash lump-sum payment equal to 199% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period.  If Mr. Bilotti’s employment is terminated for any reason other than for cause, we will be obligated to pay as severance, an amount equal to his base salary had he remained employed for the remaining term of the agreement, but in no event less than one year’s base salary.

The agreement also generally provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Bilotti’s employment.

Elizabeth C. Bracken. Grand River Bank intends to enter into an employment agreement with Elizabeth C. Bracken regarding her employment as Chief Financial Officer and Senior Vice President of Operations.  The agreement will commence when the Bank opens for business and continue in effect for a period of three years (with certain exceptions).  The board may elect to extend the term of the employment agreement prior to the completion of the three year term.

Under the terms of the agreement, Ms. Bracken will receive a base salary of $88,000 per year.  Following the first year of the agreement, the base salary will be reviewed by the Bank’s board of directors and may be increased as a result of that review.  Ms. Bracken will be eligible to participate in any executive incentive bonus plan and all other benefit programs that the Bank has adopted.  Ms. Bracken will also receive other customary benefits such as health, dental and life insurance, and membership fees to banking and professional organizations.  In addition, the Bank will provide Ms. Bracken with term life insurance coverage for a term of not less than ten (10) years.

Ms. Bracken’s employment agreement also provides that we will grant her options to acquire 5,000 shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options.  It is expected that these options will be incentive stock options and would vest ratably over a period of five years beginning on the first anniversary of the date that the Bank opens for business.

In the event that Ms. Bracken’s employment is terminated, or she elects to terminate her employment, in connection with a “change of control,” Ms. Bracken would be entitled to receive a cash lump-sum payment equal to 199% of her “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period.  If Ms. Bracken’s employment is terminated for any reason other than for cause, we will be obligated to pay as severance, an amount equal to her base salary had she remained employed for the remaining term of the agreement, but in no event less than one year’s base salary.

The agreement also generally provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Ms. Bracken’s employment.

Mark Martis. Grand River Bank intends to enter into an employment agreement with Mark Martis regarding his employment as Chief Lending Officer and Senior Vice President.  The agreement will commence when the Bank opens for business and continue in effect for a period of three years (with certain exceptions).  The board may elect to extend the term of the employment agreement prior to the completion of the three year term.

Under the terms of the agreement, Mr. Martis will receive a base salary of $110,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank’s President and Chief Executive Officer and may be increased as a result of that review.  Mr. Martis will be eligible to participate in any executive incentive bonus plans and all other benefit programs that the Bank has adopted.  Mr. Martis will also receive other customary benefits such as health, dental and life insurance, and membership fees to banking and professional organizations.

Mr. Martis’s employment agreement also provides that we will grant him options to acquire 10,000 shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. It is expected that these options will be incentive stock options and would vest ratably over a period of five years beginning on the first anniversary of the date that the Bank opens for business.

In the event that Mr. Martis’ employment is terminated, or he elects to terminate his employment, in connection with a “change of control,” Mr. Martis would be entitled to receive a cash lump-sum payment equal to 199% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period.  If Mr. Martis’s employment is terminated for any reason other than for cause, we will be obligated to pay as severance, an amount equal to his base salary had he remained employed for the remaining term of the agreement, but in no event less than one year’s base salary.

We estimate that compensation payable to the Bank’s executive officers during its first 12 months of operations will total $448,000.  We do not currently expect the Bank to enter into employment agreements with any of its employees other than Mr. Blossey, Mr. Bilotti, Ms. Bracken and Mr. Martis; all of its other employees will be employees-at-will serving at the pleasure of the Bank.

Outstanding Equity Awards

The Company had no outstanding equity awards as of December 31, 2008.

Compensation of Directors

The Company has not yet provided compensation to its directors.  The Company expects to award each of its directors options to purchase 5,000 shares of common stock at $10.00 per share when the Bank opens for business.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 17, 2009, no shares of the common stock of the Company were issued and outstanding, and the Company does not currently have any equity compensation plans.

Item 13.	Certain Relationships, Related Transactions and Director Independence

None noted.

The Company and Bank expect to enter into banking and other business transactions in the ordinary course of business with its directors and officers, including members of their families and corporations, partnerships or other organizations in which they have a controlling interest. If these transactions occur, each transaction will be on the following terms:

•
In the case of banking transactions, each transaction will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectability or present other unfavorable features to the Bank;

•	In the case of business transactions, each transaction will be on terms no less favorable than could be obtained from an unrelated third party; and

•	In the case of all related party transactions, each transaction will be approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees that the Company paid or accrued for the audit and other services provided by Rehmann Robson, Certified Public Accountants for the fiscal year ended December 31, 2008 and BKD, LLP, the Company’s former principal accountant, for the fiscal year ended December 31, 2007:

	2008	2007
Audit Fees	$33,365	$5,520
Audit-Related Fees	26,148	0
Tax Fees	650	0
All Other Fees	0	0
Total	$59,513	$5,520

Audit Fees

This category includes the aggregate fees billed for professional services rendered by Rehmann Robson for the audit of our 2008 annual financial statements and the limited reviews of our 2008 second and third quarterly condensed consolidated financial statements reported on Form 10-Q and to BKD for the audit of 2007 and 2006 financial statements included in our Registration Statement on Form S-1.

Audit-Related Fees

This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by BKD for the fiscal year ended December 31, 2008.  These services principally included the assistance with and issuance of consents related to our Registration Statement on Form S-1 and for various other filings with the SEC.

Tax Fees

This category includes the aggregate fees billed for the filing of our federal and state tax returns.

Oversight of Accountants; Approval of Accounting Fees

Under the provisions of its charter, the audit committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor’s audit plans, and reviews with the independent auditors the results of the audit and management’s responses.  The audit committee has adopted pre-approval policies and procedures for audit and non-audit services.  The pre-approval process requires all services to be performed by our independent auditor to be approved in advance, regardless of amount.  These services may include audit services, audit related services, tax services and other services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See Financial Statements set forth on page F-1.

(a) (2) Financial Statement Schedules

None.  The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Number	Description
1.1	Agency Agreement by and between the Company and Commerce Street Capital, LLC*
3.1	Articles of incorporation**
3.2	Bylaws**
3.3	Amended and Restated Bylaws***
4.1	Specimen common stock certificate**
4.2	Form of Grand River Commerce, Inc. Organizers’ Warrant Agreement**
4.3	See Exhibits 3.1 and 3.2 for provisions of the articles of incorporation and bylaws defining rights of holders of the common stock
10.1	Form of engagement letter for consulting services by and between Bankmark & Financial Marketing Services and Grand River Commerce, Inc., regarding marketing**
10.2	Promissory Note, dated November 8, 2007, between Grand River Commerce, Inc. and First Tennessee Bank National Association**
10.3	Form of Grand River Commerce, Inc. 2008 Stock Incentive Plan+**
10.4	Form of Employment Agreement by and between Grand River Commerce, Inc. and David H. Blossey+**
10.5	Form of Employment Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+**

10.6	Form of Employment Agreement by and between Grand River Commerce, Inc. and Elizabeth C. Bracken+**
10.7	Consulting Agreement by and between Grand River Commerce, Inc. and David H. Blossey+**
10.8	Consulting Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+**
10.9	Consulting Agreement by and between Grand River Commerce, Inc. and Elizabeth C. Bracken+**
10.10	Preliminary Agreement to Lease for Commercial Property by and between ICON Properties, LLC and Grand River Commerce, Inc.**
10.11	Form of Pre-Opening Funds Agreement by and between Grand River Commerce, Inc. and organizers**
10.12	Form of Employment Agreement by and between Grand River Commerce, Inc. and Mark Martis+**
10.13	Consulting Agreement by and between Grand River Commerce, Inc. and Mark Martis+**
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+             Indicates a compensatory plan or contract

*             Previously filed as an exhibit to our Current Report on Form 8-K filed March 10, 2009

**           Previously filed as an exhibit to the registration statement filed November 16, 2007.

***         Previously filed as an exhibit to our Current Report on Form 8-K filed May 30, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAND RIVER COMMERCE, INC.

By:	/s/ Robert P. Bilotti
Robert P. Bilotti
Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert P. Bilotti	Director, President and Chief Executive Officer	March 31, 2009
Robert P. Bilotti (1)

/s/ Richard J. Blauw, Jr.	Director	March 31, 2009
Richard J. Blauw, Jr.

/s/ David H. Blossey	Director	March 31, 2009
David H. Blossey

/s/ Cheryl M. Blouw	Director	March 31, 2009
Cheryl M. Blouw

/s/ Elizabeth C. Bracken	Chief Financial Officer	March 31, 2009
Elizabeth C. Bracken (2)

/s/ Jeffrey A. Elders	Director and Treasurer	March 31, 2009
Jeffrey A. Elders

/s/ Lawrence B. Fitch	Director	March 31, 2009
Lawrence B. Fitch

/s/ David K. Hovingh	Director	March 31, 2009
David K. Hovingh

/s/ Roger L. Roode	Director	March 31, 2009
Roger L. Roode

SIGNATURE	TITLE	DATE

/s/ Jerry S. Sytsma	Director and Vice President	March 31, 2009
Jerry S. Sytsma

(1)           Principal executive officer
(2)           Principal financial and accounting officer

Grand River Commerce, Inc.
(A Development Stage Company)

For the Period from August 15, 2006 (Date of Inception) to December 31, 2008

Grand River Commerce, Inc.
(A Development Stage Company)

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Grand River Commerce, Inc.
Grandville, Michigan

We have audited the accompanying balance sheet of Grand River Commerce, Inc. (a development stage entity) as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the 2008 financial statements based on our audit.

We conducted our audit of the 2008 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit of the 2008 financial statements provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand River Commerce, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rehmann Robson P.C.

Grand Rapids, Michigan
March 31, 2009

[BKD Letterhead]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Grand River Commerce, Inc.
Grandville, Michigan

We have audited the accompanying balance sheet of Grand River Commerce, Inc. (a development stage company) as of December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the 2007 financial statements based on our audit.

We conducted our audit of the 2007 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes the consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit of the 2007 financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand River Commerce, Inc. (a development stage company) as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

April 1, 2008
St. Louis, Missouri

Grand River Commerce, Inc.
(A Development Stage Company)
Balance Sheets

	December 31
	2008	2007
Assets
Cash and cash equivalents	$40,525	$27,745
Equipment, less accumulated depreciation ($22,838 in 2008 and $3,127 in 2007)	107,958	60,814
Other assets	16,045	11,493

Total assets	$164,528	$100,052

Liabilities and Shareholders’ Deficit

Liabilities
Short term borrowings	$1,360,000	250,000
Other borrowings	1,288,002	1,035,002
Other liabilities	74,759	9,010

Total Liabilities	$2,722,761	$1,294,012

Commitments (Notes 4, 5, and 6)

Shareholders’ Deficit
Common stock, $0.01 par value; authorized 1,500,000 shares, none issued	─	─
Additional paid-in capital (deficit)	(1,065,527)	(556,272)
Deficit accumulated during development stage	(1,492,706)	(637,688)

Total shareholders’ deficit	(2,558,233)	(1,193,960)

Total liabilities and shareholders’ deficit	$164,528	$100,052

The accompanying notes are an integral part of these financial statements.

Grand River Commerce, Inc.
(A Development Stage Company)
Statements of Operations

	Cummulative period from August 15, 2006 (date of inception) to	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2008

Interest Income	$6,790	$6,157	$558

Organization and Pre-opening Costs
Occupancy	73,079	17,656	54,216
Equipment	23,968	3,302	20,665
Professional fees (Note 5)	1,271,223	503,113	679,423
Training	15,696	3,933	11,763
Printing and office supplies	11,552	5,258	6,179
Interest	42,161	1,436	40,725
Other	61,817	18,851	42,605

Total organization and pre-opening costs	1,499,496	553,549	855,576

Net loss accumulated during development stage	$(1,492,706)	$(547,392)	$(855,018)

The accompanying notes are an integral part of these financial statements.

Grand River Commerce, Inc.
(A Development Stage Company)
Statements of Shareholders’ Deficit

PERIOD FROM AUGUST 15, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2008

	Common Stock (Note 4)		Additional Paid-in (Deficit)	Deficit Accumulated During the Development	Total Shareholders’
	Shares	Amount	Capital	Stage	Deficit

Net loss	$–	$–	$–	$(90,296)	$(90,296)

Costs directly attributable to proposed offering	–	–	(50,452)	–	(50,452)

Balances, December 31, 2006	–	–	(50,452)	(90,296)	(140,748)

Net loss	–	–	─	(547,392)	(547,392)

Costs directly attributable to proposed offering	–	–	(505,820)	–	(505,820)

Balances, December 31, 2007	–	–	(556,272)	(637,688)	(1,193,960)

Net loss	–	–	–	(855,018)	(855,018)

Costs directly attributable to proposed offering	–	–	(509,255)	–	(509,255)

Balances, December 31, 2008	$–	$–	$(1,065,527)	$(1,492,706)	$(2,558,233)

The accompanying notes are an integral part of these financial statements.

Grand River Commerce, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Cumulative period from August 15, 2006 (date of inception) to	December 31,
	December 31, 2008	2008	2007
Cash flows from operating activities
Net loss accumulated during development stage	$(1,492,706)	$(855,018)	$(547,392)
Depreciation	22,828	19,525	3,303
Loss on disposal of equipment	613	–	613
Changes in pre-operating assets and liabilities which (used) provided cash
Other assets	(16,045)	(4,552)	(11,493)
Other liabilities	74,759	65,749	9,010

Net cash used in operating activities	(1,410,551)	(774,296)	(545,959)

Cash flows from investing activities
Purchases of equipment	(132,699)	(66,669)	(66,030)
Proceeds from the sale of premises and equipment	1,300	–	1,300

Net cash used in investing activities	(131,399)	(66,669)	(64,730)

Cash flows from financing activities
Net short term borrowings	1,360,000	1,110,000	250,000
Proceeds from other borrowings	1,408,002	253,000	1,005,000
Payments of other borrowings	(120,000)	–	(120,000)
Payments of costs directly attributable
to proposed common stock offering	(1,065,527)	(509,255)	(505,820)

Net cash provided by financing activities	1,582,475	853,745	629,180

Net increase in cash and cash equivalents	40,525	12,780	18,491

Cash and cash equivalents at beginning of period	–	27,745	9,254

Cash and cash equivalents at end of period	$40,525	$40,525	$27,745

Supplemental cash flows information - Cash paid for:
Interest	$35,164	$35,164	$–
Taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

Grand River Commerce, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1: Summary of Significant Accounting Principles

Nature of Operations

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates and assumptions.

Reclassification

Certain amounts appearing in the prior year's financial statements have been reclassified to conform with the current year's presentation.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until we become profitable. If the Company is unable to obtain adequate capital, we could be forced to cease development of operations.

The ability of the Company to continue as a going concern is also dependent upon our ability to successfully obtain regulatory approval for the opening of the Bank.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Companies, which requires enterprises to cumulatively report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as August 15, 2006. Since inception, the Company has incurred a cumulative operating loss of $1,486,016.  The Company’s working capital has been generated through borrowings from investors and a line of credit obtained from an unaffiliated bank.

Grand River Commerce, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No.161) Disclosures about Derivative Instruments and Hedging Activities. The objective of SFAS No. 161 is to enhance disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a significant impact on the Company’s financial statements.

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

The FASB Issued EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities in June 2008. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. The Company is considering the impact of FSP EITF 03-6-1 on its financial statements upon issuance of such share-based payments.

In December 2008 the FASB issued FSP No. 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP 132(R)-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post- retirement benefit plans. Under FSP 132(R)-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The Company does not expect the adoption of the standard to have a material impact on the financial statements.

On January 12, 2009 EITF Issue 99-20-1, Amendments to the Impairment Guidance of EIFT Issue No. 99-20 Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets was ratified by the FASB. The FSP retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. EITF Issue 99-20-1 is not expected to have a significant impact on the Company’s financial statements.

Grand River Commerce, Inc.
(A Development Stage Company)
Notes to Financial Statements

Effects of Newly Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities.  Adoption of this standard was required on January 1, 2008.  This statement allows, but does not require, companies to record certain assets and liabilities at their fair value.  The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods.  The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity.  After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception.  The adoption of this standard did not have an effect on our financial statements.

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

In October 2008, the FASB staff issued Staff Position No. FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 clarifies the application of SFAS 157, which the Corporation adopted as of January 1, 2007, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3, which was effective on October 10, 2008, and did not have an impact on our financial statements as of December 31, 2008.

Organization and Pre-opening Costs

 Organization and pre-opening costs represent incorporation costs, offering costs, legal and accounting costs, consultant and professional fees and other costs relating to the organization.  Management anticipates that the organization and pre-opening expenditures will approximate $3,600,000 up to the commencement of operations. Approximately $1,900,000 will be expensed as organization and pre-opening costs, approximately $220,000 will be capitalized as premises and equipment costs and approximately $1,400,000 will be accounted for as offering costs.

Costs related to the offering of common stock will be deferred and will be offset against the offering proceeds when the sale of stock is completed.  Total deferred costs at December 31, 2008 amounted to $1,065,527.  Additional paid-in capital (deficit) on the balance sheet consists of:

		Year ended December 31,
	From Inception	2008	2007

Bankmark fees	$601,362	$220,429	$340,933
Graphics and printing	74,225	47,250	26,975
Legal fees and filing fees	243,969	106,582	126,935
Promotional and other	145,971	134,994	10,977

	$1,065,527	$509,255	$505,820

Grand River Commerce, Inc.
(A Development Stage Company)
Notes to Financial Statements

Equipment

Equipment is carried at cost less accumulated depreciation.  Depreciation is computed principally by the straight line method based upon the estimated useful lives of the assets which generally range from 3 to 15 years. Depreciation expense was $19,525 and $3,303 in 2008 and 2007, respectively, with $22,828 since August 15, 2006 (date of inception).  Maintenance, repairs and minor alterations are charged to current operations as expenditures occur.  Management annually reviews these assets to determine whether carrying values have been impaired.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carry forwards.  Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.  Due to the development stage nature of the Company’s business, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.  At December 31, 2008, the Company has a net operating loss of approximately $1,480,000, which expires between 2026 and 2028.

Note 2:                     Short Term Borrowings

The Company maintains a $1,750,000 revolving line-of-credit, of which $1,360,000 was outstanding at December 31, 2008, with an unaffiliated financial institution.  The line of credit matures on April 30, 2009 and bears interest at a rate of 0.25% below the prime commercial rate (effective rate of 3.25% at December 31, 2008).  The note is unsecured and is guaranteed by each of the Company’s 23 organizers up to $102,700 each, with an aggregate guarantee of $2,362,100.

Note 3:                     Other Borrowings

Advances in the amount of $1,288,002 are outstanding from the Company’s organizers.  The advances are non-interest bearing and management intends to repay the advances from the proceeds of the proposed common stock offering, if successful.  Subsequent to year end December 31, 2008, the organizers committed to advance an additional $150,000 to further fund the Company’s expenses.

Note 4:                     Common Stock Subscriptions

The Company began the public offering of our common stock on May 9, 2008.  As of December 31, 2008, a total of $8,157,860 had been deposited into an escrow account with an unaffiliated financial institution representing the proceeds of subscriptions received from purchasers of the Company’s common stock.  All subscription funds will be held in an escrow account at a bank, which will act as the escrow agent.  The escrow agent will hold the subscription funds until the Company accepts subscriptions for at least 1,500,000 shares and notifies the escrow agent that all required regulatory approvals to open the Bank for business to the public have been received.  If the Company is unable to sell at least 1,500,000 shares of common stock or fails to receive all required regulatory approvals, the escrow agent will promptly return all subscription funds to investors, with interest earned thereon, if any, and without deduction for expenses.  The Company is unable to access or use any subscription funds until they are released from escrow.

Grand River Commerce, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 5:                     Consulting Agreements

The Company currently has consulting agreements with individuals to perform management functions for the Company.  The terms of the agreements begin on the date signed and will be terminated at the earlier of (1) February 28, 2009; (2) the date on which the Bank receives the Certificate of Authority from the appropriate regulatory authorities; (3) the date on which the Company notifies the consultants of its intent to abandon its efforts in receiving regulatory certification; (4) termination for just cause or (5) upon death or disability of the consultant.  The total monthly commitment related to these consulting agreements is $43,582, plus expenses for medical coverage, housing allowance and certain travel expenses.  The total expense for related agreements was $571,694 and $362,562 for 2008 and 2007, respectively and $989,038 for the period from August 15, 2006 (date of inception) through December 31, 2008 and has been included in professional fees on the statements of operations.   Subsequent to December 31, 2008, the consulting contracts were extended to April 30, 2009.

Note 6:                     Operating Lease

In November 2007, the Company began leasing a building and is obligated under an operating lease agreement through December 2010 with monthly rent charged at a rate of $4,100.  The lease provides that the Company pays insurance and certain other operating expenses applicable to the leased premise.  The lease also stipulates that the Company may use and occupy the premise only for the purpose of maintaining and operating a bank.  The agreement has a clause that allows for up to three separate renewals of three years each following the expiration.  As of December 31, 2008, minimum future lease payments for this operating lease are:

2009	$49,200

2010	49,200

Total	$98,400

Note 7:                     Common Stock Options

The Company maintains a common stock incentive plan designed to grant incentive stock options and non-qualified stock options to directors, executive officers and other individuals employed by Grand River Commerce or Grand River Bank.  The Plan has a term of 10 years.  The board of directors will reserve 200,000 shares for issuance under the stock incentive plan. Assuming the issuance of all of the shares reserved for stock options and the exercise of all of those options, the shares acquired by the option holders pursuant to their stock options would represent approximately 11.8% of the outstanding shares after exercise, assuming the minimum offering, and approximately 9.1% of the outstanding shares after exercise, assuming the maximum offering.

Note 8:                     Common Stock Purchase Warrants

In recognition of the substantial financial risks undertaken by the members of the Company’s organizing group, the Company anticipates granting common stock purchase warrants to such organizers.  As of December 31, 2008, the Company anticipated granting warrants to purchase an aggregate of 305,300 shares of common stock to certain of its organizers.  Each organizer who provides a limited guarantee of $102,700 of the Company’s outstanding debt will receive warrants to purchase shares of common stock commensurate with the actual amount of stock purchased.  These warrants will be exercisable at a price of $10.00 per share, the initial offering price, and may be exercised within ten years from the date that the Bank opens for business.  The warrants will be fully transferable by the organizers.

Grand River Commerce, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 9:                     Subsequent Events

In December 2008, the Company entered into an  engagement letter with Commerce Street Capital to act as agent for the sale of stock, subject to the satisfaction of certain conditions.  Subsequent to December 31, 2008, FINRA (Financial Industry Regulatory Authority) approved Commerce Street Capital as agent for the Company.  On March 4, 2009, the Company entered into an Agency Agreement with Commerce Street Capital, LLC (“CSC”) regarding the placement of the Company’s common stock in its initial public offering. The agreement provides that CSC will use its “best efforts” to place any shares of common stock remaining to be sold as of the agreement’s effective date of February 23, 2009. CSC is a registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. Pursuant to the agreement, the Company has agreed to pay CSC a commission fee equal to (i) 5% of the gross proceeds from subscriptions received from investors who are not introduced to the Company by CSC and (ii) 6% of the gross proceeds from subscriptions received from investors who are introduced to the Company by CSC. However, no commissions will be paid with respect to (a) subscriptions received from the Company’s directors, officers or organizers prior to February 23, 2009, or (b) subscriptions received from investors for which all funds are held in escrow prior to February 23, 2009. The Company has also agreed to pay CSC monthly consulting fees of $20,000 during the offering. If the Company completes the offering, these consulting fees will be offset against the commission fees to be paid to CSC at the closing of the offering. In addition, the Company will reimburse CSC for its reasonable expenses.  The contract expires on the sooner of the completion of the offering or April 30, 2009.

The Bank received conditional approval for deposit insurance from the FDIC on March 10, 2009.  The Bank expects to open in April, 2009 subject to the conditions set forth by the FDIC and the Company’s ability to raise the minimum capital required.