Form 10-Q
period 2009-03-31
GRAND RIVER COMMERCE INC
filed 2009-05-15
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

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
☐ Yes ☑ No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,700,120 shares of the Company’s Common Stock ($0.01 par value per share) were issued as of May 14, 2009.

GRAND RIVER COMMERCE, INC.

FORM 10-Q

INDEX

PART I —FINANCIAL INFORMATION

ITEM 1.	CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

GRAND RIVER COMMERCE, INC.
(A DEVELOPMENT STAGE ENTITY)

BALANCE SHEETS

	March 31, 2009	December 31, 2008

ASSETS

Cash and cash equivalents	$66,922	$40,525
Equipment, less accumulated depreciation ($31,501 in 2009 and $22,838 in 2008)	140,425	107,958
Other assets	26,896	16,045

Total assets	$234,243	$164,528

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Short term borrowings	$1,748,186	$1,360,000
Other borrowings	1,288,002	1,288,002
Other liabilities	127,032	74,759

Total liabilities	3,163,220	2,722,761

Commitments (Notes 4, 5, 6 and 9)

Shareholders’ Deficit
Common stock, $0.01 par value; 10,000,000 shares authorized, 1,003,281 to be issued; none outstanding in 2009; none issued or outstanding in 2008	100,328	—
Additional paid-in capital (deferred costs)	8,713,677	(1,065,527)
Common stock subscriptions receivable	(10,032,810)	—
Deficit accumulated in the development stage	(1,710,172)	(1,492,706)

Total shareholders’ deficit	(2,928,977)	(2,558,233)

Total liabilities and shareholders’ deficit	$234,243	$164,528

The accompanying notes are an integral part of these condensed interim financial statements.

GRAND RIVER COMMERCE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from August 15, 2006 (date of inception)
	2009	2008	to March 31, 2009
Revenues
Interest income	$129	$133	$6,919

Organization and Pre-opening costs
Occupancy	13,768	10,854	86,847
Equipment	9,067	3,788	33,035
Professional fees	169,225	125,903	1,440,448
Training	4,365	1,921	20,061
Printing and office supplies	1,303	1,367	12,855
Interest expense	10,650	5,831	52,811
Other	9,217	12,411	71,034

Total organization and pre-opening costs	217,595	162,076	1,717,091

Net loss	$(217,466)	$(161,942)	$(1,710,172)

The accompanying notes are an integral part of these condensed interim financial statements.

GRAND RIVER COMMERCE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

PERIOD FROM AUGUST 15, 2006 (DATE OF INCEPTION) TO MARCH 31, 2009

	Common Stock (Note 5)
	Shares	Amount	Additional Paid-in Capital (Deficit)	Stock Subscriptions Receivable	Deficit Accumulated	Total Shareholders’ Deficit

Net loss	—	—	—	$—	$(90,296)	$(90,296)

Costs directly attributable to proposed offering	—	—	(50,452)	—	—	(50,452)

Balances, December 31, 2006	—	—	(50,452)	—	(90,296)	(140,748)

Net Loss	—	—	—	—	(547,392)	(547,392)

Costs directly attributable to proposed offering	—	—	(505,820)	—	—	(505,820)

Balances, December 31, 2007	—	—	(556,272)		(637,688)	(1,193,960)

Net Loss	—	—	—	—	(855,018)	(855,018)

Costs directly attributable to proposed offering	—	—	(509,255)	—	—	(509,255)

Balances, December 31, 2008	—	—	(1,065,527)	—	(1,492,706)	(2,558,233)

Stock to be issued	1,003,281	100,328	9,932,482	—	—	10,032,810

Stock subscription receivable	(1,003,281)	—	—	(10,032,810)	—	(10,032,810)

Net loss	—	—	—	—	(217,466)	(217,466)

Costs directly attributable to proposed offering	—	—	(153,278)	—	—	(153,278)

Balances, March 31, 2009	—	$100,328	$8,713,677	$(10,032,810)	$(1,710,172)	$(2,928,977)

The accompanying notes are an integral part of these condensed interim financial statements.

GRAND RIVER COMMERCE, INC.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		For the period from August 15, 2006 (date of inception)
	2009	2008	to March 31, 2009
Cash flows from operating activities
Net loss accumulated during development stage	$(217,466)	$(161,942)	$(1,710,172)
Depreciation	8,848	3,788	31,676
Loss on disposal of equipment	—	—	613
Change in operating assets and liabilities which (used) provided cash
Other assets	(10,851)	(16,014)	(26,896)
Other liabilities	52,273	3,141	127,032
Net cash used in operating activities	(167,196)	(171,027)	(1,577,747)

Cash flows from investing activities
Purchases of equipment	(41,315)	—	(174,014)
Proceeds from sale of equipment	—	—	1,300

Net cash used in investing activities	(41,315)	—	(172,714)

Cash flows from financing activities
Net short term borrowings	388,186	—	1,748,186
Proceeds from other borrowings	—	—	1,408,002
Payments of other borrowings	—	—	(120,000)
Payments of costs directly attributable to proposed common stock offering	(153,278)	(153,763)	(1,218,805)
Net cash provided by financing activities	234,908	171,237	1,817,383
Net increase in cash and cash equivalents	26,397	210	66,922
Cash and cash equivalents at beginning of period	40,525	27,745	—
Cash and cash equivalents at end of period	$66,922	$27,955	$66,922

The accompanying notes are an integral part of these condensed interim financial statements.

Grand River Commerce, Inc.
(A Development Stage Company)
Notes to Condensed Interim Financial Statements (Unaudited)

Note 1:	Summary of Significant Accounting Principles

Nature of Organization

Grand River Commerce, Inc. (the “Company”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo bank in Michigan.  The Company’s fiscal year ends on December 31.  Upon receiving regulatory approvals to commence business, which occurred on April 29, 2009, the Company capitalized Grand River Bank (the “Bank”), a de novo bank in formation, which will also have a December 31 fiscal year end.

  On April 30, 2009, Grand River Commerce, Inc. (the “Company”) completed its initial public offering of common stock raising in excess of $15,000,000 in equity capital prior to offering costs, through the sale of shares of the Company’s common stock. On the same date, the Company acquired 100% of the authorized, issued, and outstanding shares of common stock, par value $0.01 per share, of Grand River Bank (the “Bank”).  The Bank issued 1,500,000 shares of its common stock to the Company at a price of $8.46 per share or an aggregate price of $12,690,000 (the “Purchase Price”).  This amount reflected the minimum amount required by banking regulatory authorities to be invested in the Bank by the Company in order for the Bank to begin operations.  The Company paid the Purchase Price in cash. A registration statement declared effective in 2008 on Form S-1 allows the Company to increase the equity capital amount to $24,000,000. Proceeds of the offering are expected to be used to capitalize the Bank, lease facilities and provide working capital.

The Bank was formed to be a wholly-owned subsidiary of the Company, and each member of the Board of Directors of the Company is a member of the Board of Directors of the Bank.  Prior to its acquisition by the Company, the Bank had no operations, assets, or liabilities.

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2008.

Effects of Newly Issued but not yet Effective Accounting Standards

On April 1, 2009 the FASB staff issued Staff Position No. FSP 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FASB Staff Position (FSP) amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141R-1 is expected to impact accounting by the Company of any future business combinations.

On April 9, 2009 the FASB staff issued Staff Position No. FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4, also includes guidance on identifying circumstances that indicate a market is distressed or not orderly. The Company will implement this standard for the quarter ended June 30, 2009 but does not expect that to be a significant impact on the condensed financial statements.

On April 9, 2009 the FASB staff issued Staff Position No. FSP 115-2, Recognition and Presentation of Other-Than-Temporary Impairments. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company will implement this standard for the quarter ended June 30, 2009 but does not expect that to be a significant impact on the condensed financial statements.

On April 9, 2009 the FASB staff issued Staff Position FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position (FSP) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will implement this standard for the quarter ended June 30, 2009 but does not expect that to be a significant impact on the condensed financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates and assumptions.

Organization, Pre-opening and Offering Costs

 Organization and pre-opening costs represent incorporation costs, legal and accounting costs, consultant and professional fees and other costs relating to the organization.  Management anticipates that the organization and pre-opening costs, along with offering costs, will approximate $3,200,000 up to the commencement of operations.

Approximately $1,826,000 will be expensed as organization and pre-opening costs, approximately $180,200 will be capitalized as premises and equipment costs and approximately $1,365,000 will be accounted for as offering costs.  Costs directly attributable to the proposed common stock offering and classified as a reduction of additional paid-in capital on the balance sheets consist of the following amounts:

	Three Months Ended		For the period from August 15, 2006
	March 31, 2009	March 31, 2008	(date of inception) to March 31, 2009
Consulting Fees	$70,028	$99,925	$671,390
Printing / Graphics	3,542	-	77,767
Legal Fees	41,402	44,648	285,371
Promotional	38,306	9,190	184,277
	$153,278	$153,763	$1,218,805

Deferred Offering Costs

Costs related to the offering of common stock are deferred and are offset against the anticipated offering proceeds through the issuance of stock.  Total deferred costs at March 31, 2009 amounted to $1,218,805 and are presented as a reduction of additional paid-in-capital.

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

The Company maintains a $1,750,000 revolving line-of-credit, which had balance of $1,748,186 at March 31, 2009, with an unaffiliated financial institution.  The line of credit matures on April 30, 2009 and bears interest at a rate of 0.25% below the prime commercial rate (effective rate of 3.00% at March 31, 2009).  The note is unsecured and is guaranteed by the Company’s 23 organizers up to $102,700 each, with an aggregate guarantee of $2,362,100.  The note is not expected to be renewed after the maturity date and was repaid on April 30, 2009, upon release of funds held in escrow. (Note 5)

Note 3:	Other Borrowings

Advances in the amount of $1,288,002 are outstanding from the Company’s organizers as of March 31, 2009.  The advances are non-interest bearing.  Subsequent to March 31, 2009, certain of the organizers advanced an additional $142,500.  Advances were repaid upon the release of funds held in escrow on April 30, 2009.

Note 4:	Common Stock Subscriptions

The Company began the public offering of its stock on May 9, 2008.  As of March 31, 2009, a total of $10,032,810 had been deposited into an escrow account with an unaffiliated financial institution as custodian representing the proceeds of subscriptions received from purchasers of the Company’s common stock.  All subscription funds raised are held in an escrow account at the bank, which acts as the escrow agent.  The escrow agent held the subscription funds until the Company accepted subscriptions for at least 1,500,000 shares and has notified the escrow agent that all required regulatory approvals to open the Bank for business to the public have been received.  The Company is unable to access or use any subscription funds until the amounts are released from escrow.  Upon receiving regulatory approval and meeting the minimum share requirement, the funds were released from escrow on April 30, 2009.  As a result, the common shares are shown as to be issued on March 31, 2009 balance sheet and stockholders’ deficit statement for the three month period then ended.  As the shares were not outstanding as of March 31, 2009, the amount received is reflected as stock subscriptions.

Note 5:	Consulting Agreements

The Company currently has consulting agreements with individuals to perform management functions for the Company.  The terms of the agreements begin on the date signed and will be terminated at the earlier of (1) April 30, 2009; (2) the date on which the Bank receives the Certificate of Authority from the appropriate regulatory authorities; (3) the date on which the Company notifies the consultants of its intent to abandon its efforts in receiving regulatory certification; (4) termination for just cause or (5) upon death or disability of the consultant.  The total monthly commitment related to these consulting agreements is $43,582, plus expenses for medical coverage, housing allowance and certain travel expenses.  The total expense for related agreements was $147,020 and $121,462 for the three month period ended March 31, 2009 and 2008, respectively, and $1,136,058 for the period from August 15, 2006 (date of inception) through March 31, 2009.  Such agreements were terminated on April 30, 2009 at which time such individuals became employees of the Bank.

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

Note 7:	Common Stock Options

The Company will maintain a common stock incentive plan designed to grant incentive stock options and non-qualified stock options to directors, executive officers and other individuals employed by Grand River Commerce, Inc. or Grand River Bank.  The Plan has a term of 10 years.  The Company plans to reserve for issuance a total of 200,000 shares for issuance under the stock incentive plan. Assuming the issuance of all of the shares reserved for stock options and the exercise of all of those options, the shares acquired by the option holders pursuant to their stock options would represent approximately 11.8% of the outstanding shares after exercise, assuming the minimum offering, and approximately 9.1% of the outstanding shares after exercise, assuming the maximum offering.

Note 8:	Common Stock Purchase Warrants

In recognition of the substantial financial risks undertaken by the members of the Company’s organizing group, the Company anticipates granting common stock purchase warrants to such organizers.  As of March 31, 2009, the Company anticipated granting warrants to purchase an aggregate of 305,300 shares of common stock to certain of its organizers.  Each organizer who provided a limited guarantee of $102,700 of the Company’s outstanding, borrowed debt will receive warrants to purchase shares of common stock commensurate with the actual amount of stock purchased.  These warrants will be exercisable at a price of $10.00 per share, the initial offering price, and may be exercised within ten years from the date that the Bank opens for business.  The warrants will be fully transferable by the organizers.

Note 9:	Commitments

On March 4, 2009, the Company entered into an Agency Agreement with Commerce Street Capital, LLC (“CSC”) regarding the placement of the Company’s common stock in its initial public offering. The agreement provides that CSC will use its “best efforts” to place any shares of common stock remaining to be sold as of the agreement’s effective date of February 23, 2009. CSC is a registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. Pursuant to the agreement, the Company has agreed to pay CSC a commission fee equal to (i) 5% of the gross proceeds from subscriptions received from investors who are not introduced to the Company by CSC and (ii) 6% of the gross proceeds from subscriptions received from investors who are introduced to the Company by CSC. However, no commissions will be paid with respect to (a) subscriptions received from the Company’s directors, officers or organizers prior to February 23, 2009, or (b) subscriptions received from investors for which all funds are held in escrow prior to February 23, 2009. The Company has also agreed to pay CSC monthly consulting fees of $20,000 during the offering. If the Company completes the offering, these consulting fees will be offset against the commission fees to be paid to CSC at the closing of the offering. In addition, the Company will reimburse CSC for its reasonable expenses.  The contract expired on April 30, 2009.

Additionally, the Company has entered into various contracts and agreements related to the intended operations of the Bank.  Certain of these contracts are recognized as obligations only in the event the Bank is approved and operational.  These contracts and agreements are in the normal course of operations of a bank and consist primarily of software and professional services related to installation and support of software.

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

On September 27, 2007, applications were filed with OFIR to organize a new state chartered bank in Grandville, Michigan and with the FDIC for federal deposit insurance.   The Company also filed an application to the Federal Reserve for permission to serve as the bank holding company with respect to the Bank on March 11, 2009.  Approval from the Federal Reserve for the bank holding company was received on April 10, 2009, and final approval from the FDIC and OFIR was received on April 29, 2009.

The Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), which Registration Statement became effective May 9, 2008.  Pursuant to the Registration Statement, a minimum of 1,500,000 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), and a maximum of 2,400,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share.  As of April 30, 2009 subscriptions to purchase approximately 1,700,000 shares of common stock have been received by the Company.  The Company has filed a Supplement to the Registration Statement on Form S-1 extending the offering period for the stock to April 30, 2009.

On April 30, 2009, the Company completed its initial public offering of common stock.  On the same date, the Company acquired 100% of the authorized, issued, and outstanding shares of common stock, par value $0.01 per share, of the Bank.  The Bank issued 1,500,000 shares of its common stock to the Company at a price of $8.46 per share or an aggregate price of $12,690,000 (the “Purchase Price”).  This amount reflected the amount required to be invested in the Bank by the Company in order for the Bank to begin operations.  The Company paid the Purchase Price in cash.

The Bank was formed to be a wholly-owned subsidiary of the Company, and each member of the Board of Directors of the Company is a member of the Board of Directors of the Bank. Prior to its acquisition by the Company, the Bank had no operations, assets, or liabilities.

Significant Accounting Policies

Our critical accounting policies are described in Note 1 to our financial statements included in the Company’s annual report for the year ended December 31, 2008. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require management’s subjective judgments.  As a result, these judgments are subject to an inherent degree of uncertainty.  In applying these policies, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates include, but are not limited to, deferred costs related to the proposed offering and the effects of liquidity on the development stage aspect of the Company.  There have neither been material changes to our critical accounting policies for the periods presented nor any material quantitative revisions to our critical accounting estimates for the periods presented.

Off-Balance Sheet Arrangements

Except for the various consulting agreements stated in Note 5 to the interim financial statements, the Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

FINANCIAL RESULTS

For the three-month period ended March 31, 2009, the Company’s net loss amounted to $217,466 and $161,932 for the three-month period ended March 31, 2008.  For the three-month periods ended March 31, 2009, and March 31, 2008, the primary expenses were professional fees paid to contracted management of $147,020 and  $121,476, occupancy expenses of $13,768 and $10,854 and interest expense of $10,650 and $5,831, respectively.  Because the Company is in the organizational stage, it has no operations from which to generate revenues.  The Company has included comparative financial information from the date of inception through March 31, 2009 or at December 31, 2008, as appropriate.  However, because the Company is in a development stage, management of the Company does not believe the comparative information is meaningful.

Costs related to the offering of common stock have been deferred and are expected to be offset against the offering proceeds.  For the three-month periods ended March 31, 2009 and 2008, respectively, the costs related to the offering amounted to $153,278 and $153,763. Primary expenses for the three month period ended March 31, 2009 were professional fees paid to Commerce Street Capital of $70,028, legal and filing fees of $41,402, and marketing and promotional event costs of $41,849. For the three month period ended March 31, 2008, primary expenses were professional fees paid to Nubank doing business as Bankmark of $99,925, legal and filing fees of $44,658, and marketing and promotional event costs of $9,190. Costs related to the offering since inception amounted to $1,218,805 as of March 31,2009.

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

FUNDING OF OPERATIONS AND LIQUIDITY

The Company’s operations from inception through March 31, 2009 have been funded from advances aggregating $1,288,002 made by the Bank’s organizers and from a $1,750,000 revolving line of credit.  As of April 30, 2009 the loan was paid off with proceeds from the release of escrow.  The Bank’s organizers contributed an additional $142,500 in April 2009.  Management of the Company believes that funding is sufficient to sustain operations through April 30, 2009.  The proceeds to be raised during the initial public offering are expected to provide sufficient capital to support the growth of the Company and the Bank for their initial years of operations.  The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business during the initial twelve months after a successful offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company’s initial public offering.

CAPITAL EXPENDITURES

The Company has made minor capital expenditures for the purpose of preparing its property to be utilized in the ordinary course of its banking business following receipt of all final regulatory approvals, consisting of making leasehold improvements to the property from which the Bank will conduct its operations and of purchasing furniture and equipment.  As of March 31, 2009, the Company had incurred capitalized expenditures of approximately $174,014.

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

Because the Company is a small business issuer, disclosure under this item is not required.

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

There were no significant changes made in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II —OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.1		Articles of Incorporation of the Company*

3.2		Amended and Restated Bylaws of the Company**

4.1		Specimen common stock certificate.*
31.1		Rule 302 Certification of the Chief Executive Officer
31.2		Rule 302 Certification of the Chief Financial Officer
32.1		Rule 906 Certification

	*	Previously filed as an exhibit to our registration statement on November 16, 2007.
	**	Previously filed as an exhibit to our Current Report on Form 8-K on May 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2009	GRAND RIVER COMMERCE, INC.

	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

	By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer