Form 10-Q
period 2009-06-30
GRAND RIVER COMMERCE INC
filed 2009-08-14
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

GRAND RIVER COMMERCE, INC.
(Exact name of registrant as specified in its charter)

Michigan	20-5393246
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4471 Wilson Ave., SW, Grandville, Michigan 49418
(Address of principal executive offices, including zip code)

(616) 929-1600
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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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

☐ Yes ☑ No

The number of shares outstanding of the issuer’s Common Stock, as of the latest practicable date was 1,700,120 shares as of August 13, 2009.

GRAND RIVER COMMERCE, INC.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

GRAND RIVER COMMERCE, INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	June 30, 2009	December 31, 2009
ASSETS
Cash and cash equivalents
Cash	$3,416,019	$40,525
Federal funds sold	11,633,248	—
Total cash and cash equivalents	15,049,267	40,525

Securities, available for sale (Note 2)	998,995	—

Loans
Total loans	320,516	—
Less: allowance for loan losses	3,000	—
Net loans	317,516	—
Premises and equipment	261,935	107,958
Interest receivable and other assets	64,619	16,045
TOTAL ASSETS	$16,692,332	$164,528

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)

Liabilities
Deposits
Non-interest bearing	$499,637	$—
Interest bearing	2,712,231	—
Total Deposits	3,211,868	—

Short-term borrowings (Note 5)	—	1,360,000
Other borrowings (Note 6)	—	1,288,002
Interest payable and other liabilities	163,743	74,759
Total Liabilities	3,375,611	2,722,761

Shareholder’s equity (deficit)
Common Stock, $0.01 par value, 10,000,000 shares authorized — 1,700,120 shares issued and outstanding at June 30, 2009, no shares issued and outstanding at December 31, 2008	17,001	—
Additional paid-in capital (deficit)	14,963,043	(1,065,527)
Additional paid-in capital warrants	479,321	—
Accumulated deficit	(2,142,726)	(1,492,706)
Accumulated other comprehensive income	82	—
Total shareholder’s equity (deficit)	13,316,721	(2,558,233)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)	$16,692,332	$164,528

See Notes to Condensed Consolidated Interim Financial Statements

GRAND RIVER COMMERCE, INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest Income
Loans, including fees	$1,071	$—	$1,071	$—
Securities	409	—	409	—
Federal funds sold and other income	5,518	85	5,648	219
Total interest income	6,998	85	7,128	219

Interest expense
Deposits	3,354	—	3,354	—
Borrowings	6,029	9,084	16,679	14,914
Total interest expense	9,383	9,084	20,033	14,914

Net interest expense	(2,385)	(8,999)	(12,905)	(14,695)

Provision for loan losses	3,000	—	3,000	—
Net interest expense after provision for loan losses	(5,385)	(8,999)	(15,905)	(14,695)

Non-interest income
Service charges and other fees	122	—	122	—
Escrow interest	19,297		19,297
Other	1,373	—	1,373	—
Total non-interest income	20,792	—	20,792	—

Non-interest expenses
Salaries and benefits	179,646	—	179,646	—
Occupancy and equipment	34,189	20,852	57,024	37,853
Share based payment awards (Note 8)	10,313	—	10,313	—
Data processing	5,148	—	5,148	—
Marketing	20,865	5,166	20,865	10,002
Professional fees	72,776	191,052	242,001	316,953
Printing and office supplies	17,250	1,883	18,553	3,250
Other	107,775	9,130	121,357	16,261
Total non-interest expenses	447,962	228,083	654,907	384,319

Net loss	$(432,555)	$(237,082)	$(650,020)	(399,014)

Basic earnings/(loss) per share	$(0.25)	N/A	$(0.38)	N/A
Diluted earnings/(loss) per share	$(0.25)	N/A	$(0.38)	N/A

See Notes to Condensed Consolidated Interim Financial Statements

GRAND RIVER COMMERCE, INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT)
(Unaudited)

	Common Stock	Additional Paid in Capital (Deficit)	Additional Paid in Capital Warrants	Accumulated Deficit	Accumulated Other comprehensive income	Total

Balance at January 1, 2008	$—	$(556,272)	$—	$(637,688)	$—	$(1,193,960)
Costs directly attributable to proposed common stock offering	—	(346,095)	—	—	—	(346,095)
Net loss	—	—	—	(399,014)	—	(399,014)

Balance at June 30, 2008	$—	$(902,367)	$—	$(1,036,702)	$—	$(1,939,069)

Balance at January 1, 2009	$—	$(1,065,527)	$—	$(1,492,706)	$—	$(2,558,233)
Issuance of 1,700,120 common shares (net cash offering costs of $486,621)	17,001	16,497,578	—	—	—	16,514,579
Share based payment awards under equity compensation plan	—	10,313	—	—	—	10,313
Issuance of common stock purchase warrants in connection with common stock offering	—	(479,321)	479,321	—	—	—
Accumulated other comprehensive income	—	—	—	—	82	82
Net loss	—	—	—	(650,020)	—	(650,020)

Balance at June 30, 2009	$17,001	$14,963,043	$479,321	$(2,142,726)	$82	$13,316,721

See Notes to Condensed Consolidated Interim Financial Statements

GRAND RIVER COMMERCE, INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating and pre-operating activities
Net loss	$(650,020)	$(399,014)
Adjustments to reconcile net loss to net cash used in operating and preoperating activities
Share based payment awards issued under equity compensation plan	10,313
Provision for loan losses	3,000	—
Accretion discounts on of investment securities	(409)	—
Depreciation	24,594	7,577
Net change in:
Interest receivable and other assets	(48,574)	(5,597)
Interest payable and other liabilities	88,984	26,524
Net cash used in operating activities	(572,112)	(371,110)

Cash flows from investing activities
Loan (originations) collections, net	(320,516)	—
Purchases of securities	(998,504)	—
Purchases of equipment	(178,571)	(21,250)
Net cash used in investing activities	(1,497,591)	(21,250)

Cash flows from financing activities
Net deposits	3,211,868	—
Proceeds from issuance of common stock, net of offering costs of $486,621	16,514,579	—
Payments of costs directly attributable to proposed common stock offering	—	(346,095)
Net short-term borrowings (repayments)	(1,360,000)	750,000
Net repayments on other borrowings	(1,288,002)	—
Net cash provided by financing activities	17,078,445	403,905

Net increase in cash and cash equivalents	15,008,742	11,545

Cash and cash equivalents, beginning of period	40,525	27,745

Cash and cash equivalents, at the end of the period	$15,049,267	$39,290

See Notes to Condensed Consolidated Interim Financial Statements

Grand River Commerce, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Note 1:	Organization, Business and Summary of Significant Accounting Principles

Nature of Organization and Basis of Presentation

Grand River Commerce, Inc. (“GRCI”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo bank in Michigan.  GRCI’s fiscal year ends on December 31.  Upon receiving regulatory approvals on April 29, 2009 to commence business, GRCI capitalized Grand River Bank, a de novo bank in formation, (the “Bank”) which will also have a December 31 fiscal year end.  Prior to this date, GRCI was considered a developmental stage enterprise for financial reporting purposes.

On April 30, 2009, GRCI completed an initial public offering of common stock, raising in excess of $17,000,000 in equity capital prior to offering costs, through the sale of shares of GRCI’s common stock. On the same date, GRCI acquired 100% of the authorized, issued, and outstanding shares of common stock, par value $0.01 per share, of the Bank.  The Bank issued 1,500,000 shares of common stock to GRCI at a price of $8.46 per share or an aggregate price of $12,690,000 (the “Purchase Price”).  This amount reflected the amount required for regulatory purposes to be invested in the Bank by GRCI in order for the Bank to begin operations.  GRCI paid the Purchase Price in cash. Proceeds of the offering were used to capitalize the Bank, and are expected to be used to lease operational facilities and provide working capital.

The Bank is a wholly-owned subsidiary of GRCI, and each member of the Board of Directors of GRCI is a member of the Board of Directors of the Bank.  Prior to its acquisition by GRCI, the Bank had no operations, assets, or liabilities.  The Bank is chartered by the State of Michigan.  The Bank is a full-service commercial bank headquartered in Grandville, Michigan.  The Bank will initially serve Grandville, Grand Rapids and their neighboring communities with a broad range of commercial and consumer banking services to small and medium-sized businesses, professionals and individuals who it believes will be particularly responsive to the style of service which the Bank intends to provide.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in GRCI’s annual report for the year ended December 31, 2008.

In preparing these condensed interim consolidated financial statements, GRCI has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through August 14, 2009, the issuance date of these condensed consolidated interim financial statements.  No such transactions or events resulted in additional recognition or disclosure.

Principles of Consolidation

The accompanying condensed consolidated financial statements include accounts of GRCI and the Bank (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated.

Significant Accounting Principles

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates and assumptions.

Organization and Pre-opening Costs

 Organization and pre-opening costs represent incorporation costs, offering costs, legal and accounting costs, consultant and professional fees and other costs relating to the organization.  Organization and pre-opening costs incurred prior to the commencement of operations on April 30, 2009 totaled $1,789,794 and have been expensed.

Deferred Offering Costs

Direct costs relating to the offering of common stock totaled $1,552,148 through April 30, 2009, and were charged against the offering proceeds.

Equipment

Equipment is carried at cost less accumulated depreciation.  Depreciation is computed principally by the straight line method based upon the estimated useful lives of the assets which range generally from 3 to 15 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur.  Management annually reviews these assets to determine whether carrying values have been impaired.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carry forwards.  Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.  As a result of the Company commencing operations in the 2nd quarter of 2009, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.

Loss per Share

Basic and diluted loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.  Weighted-average common shares outstanding for each of the three and six month periods ended June 30, 2009 totaled 1,700,120.  Common stock equivalents are anti-dilutive and are therefore excluded.

Effects of Newly Issued Effective Accounting Standards

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

On April 9, 2009 the FASB staff issued Staff Position No. FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  FSP 157-4, also includes guidance on identifying circumstances that indicate a market is distressed or not orderly.  The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

On April 9, 2009 the FASB staff issued Staff Position No. FSP 115-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The objective of other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The Company adopted the standard for the quarterly reporting period ended June 30, 2009.

On April 9, 2009 the FASB staff issued Staff Position FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position (FSP) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009 the FASB staff issued FASB Statement of Financial Accounting Standards (SFAS)No. 165 Subsequent Events.  The objective is to establish general standards for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This standard has been adopted for the period ended June 30, 2009 and did not have a material impact on the condensed interim consolidated financial statements.

Effects of Newly Issued but not yet Effective Accounting Standards

In June 2009 FASB issued SFAS No. 166 Accounting for Transfers of Financial Assets an amendment of SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 addresses (1) practices that have developed since the issuance of SFAS No. 140, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  The adoption of this standard will be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009 the FASB issued SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162.  The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates.  The Board will not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  This standard will be adopted for the quarter ended September 30, 2009 and our disclosures will be modified consistent with the Codification.

Note 2:	Investment Securities

The amortized cost and fair value of investment securities, consisting entirely of debt securities classified as available for sale, were as follows as of June 30,2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
US Treasury Securities	$499,484	$61	$		$499,545
US Government Agencies	499,386	64		—	499,450
	$998,870	$125		$—	$998,995

All of the above securities are due within one year.

Note 3:	Financial Instruments Recorded at Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale investment securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis. As of June 30, 2009 and December 31, 2008, the Company had no assets or liabilities recorded at fair value on a nonrecurring basis.

Valuation Hierarchy

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets which the Corporation can participate.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement, and include inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets

Securities available for sale

All of the Company’s securities available for sale are classified within Level 2 of the valuation hierarchy as quoted prices for similar assets are available in an active market.

The following table presents the financial instruments carried at fair value on a recurring basis as of June 30, 2009, on the Condensed Consolidated Balance Sheet and by SFAS No. 157 valuation hierarchy (as described above). Assets measured at fair value on a recurring basis as of June 30, 2009 (000s omitted):

	Level 1	Level 2	Level 3	Total

Securities available for sale	$—	$999	$—	$999

Note 4:                   Fair Values of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the estimated amounts provided herein do not necessarily indicate amounts which could be realized in a current exchange. Furthermore, as the Company typically holds the majority of its financial instruments until maturity, it does not expect to realize all of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments, but which have significant value. These include such items as core deposit intangibles, the future earnings of significant customer relationships and the value of other fee generating businesses. The Company believes the imprecision of an estimate could be significant.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are unavailable, fair values are based on quoted market prices of comparable instruments or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., real estate mortgage, commercial, and installment) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of declines, if any, in the credit quality of borrowers since the loans were originated. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit liabilities: Demand, savings, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for variable rate certificates of deposit approximate their recorded carrying value. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet credit-related instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties’ credit standings. The Company does not charge fees for lending commitments; thus it is not practicable to estimate the fair value of these instruments.

The following sets forth the estimated fair value and recorded carrying values of the Company’s financial instruments as of June 30 (000’s omitted):

	2009
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$15,049	$15,049
Securities available for sale	999	999
Loans	318	318
Accrued interest receivable	—	—

Financial liabilities
Deposits	3,212	3,212
Accrued interest payable	1	1

Note 5:	Short Term Borrowings

The Company had a $1,750,000 revolving line-of-credit, which had an outstanding balance of $1,360,000 at December 31, 2008, available from unaffiliated financial institution. The note was not renewed after the maturity date and was repaid on April 30, 2009, upon release of offering funds held in escrow.

Note 6:	Other Borrowings

Advances in the amount of $1,288,002 were outstanding from the Company’s organizers as of December 31, 2008. The advances were non-interest bearing. Such advances were repaid upon the release of offering funds held in escrow on April 30, 2009.

Note 7:	Operating Lease

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

Note 8:	Common Stock Options

On June 23, 2009, the Board Of Directors of GRCI approved the adoption of the Grand River Commerce, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) which provides for the reservation of 200,000 authorized shares of GRCI’s common stock, $0.01 par value per share, for issuance upon the exercise of certain common stock options, that may be issued pursuant to the terms of the 2009 Plan. GRCI will solicit approval of the 2009 Plan from its shareholders in the coming months.

A summary description of the terms and conditions of the 2009 Plan was included in GRCI’s prospectus, dated May 9, 2008, under the section entitled “Management - Stock Incentive Plan.” The prospectus was included in GRCI’s registration statement of Form S-1 (Registration No. 333-147456), as amended, as filed with the Securities and Exchange Commission. Assuming the issuance of all of the common shares reserved for stock options and the exercise of all of those options, the shares acquired by the option holders pursuant to their stock options would represent approximately 10.5% of the outstanding shares after exercise.

During the second quarter of 2009, GRCI awarded and issued 110,000 stock options. The total options outstanding at June 30, 2009 were 110,000. No options have been exercised. Management options have 5 year vesting period and Director options have a 3 year vesting period. All such options expire in 10 years and have a $10 per share strike price.

The Company estimates the fair value of its stock options using the calculated value on the grant date. The Company currently measures compensation cost of employee and director stock options based on the calculated value instead of fair value because it is not practical to estimate the volatility of our share price. The Company does not maintain an internal market for its shares, and shares are not yet traded publically. GRCI’s initial stock offering was completed in April 2009. The calculated value method requires that the volatility assumption used in an option-pricing model be based on the historical volatility of an appropriate industry sector index.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payments” (“SFAS 123R”), a revision to Statement No. 123, “Accounting for Share-Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. The Company is required to estimate the fair value of all stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model.

The Company uses a Black-Scholes formula to estimate the calculated value of share-based payments. The weighted average assumptions used in the Black-Scholes model are noted in the following table. The Company uses expected data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of grant of the option.

Calculated volatility	12.00%
Weighted average dividends	0.00%
Expected term (in years)	7%
Risk-free rate	2.70%

A summary of option activity under the Plan for the six months ended June 30, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Granted	110,000	$10.00	9.75	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2009	110,000	$10.00	9.75	—

There are no common stock options able to be exercised at June 30, 2009. The weighted-average grant-date calculated value approximated $243,100 for options granted during the second quarter of 2009. As of June 30, 2009, there was approximately $232,800 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.9 years.

Note 9:	Common Stock Purchase Warrants

In December 2004, the FASB issued SFAS No. 123R, which requires entities to measure the cost of equity instruments based on the grant-date fair value of the award (with limited exceptions). As required by SFAS 123R, the Company is required to estimate the fair value of all common stock purchase warrants on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model.

In recognition of the substantial financial risks undertaken by the members of the Company’s organizing group, GRCI granted common stock purchase warrants to such organizers. As of June 30, 2009, GRCI had granted warrants to purchase an aggregate of 305,300 shares of common stock. These warrants will be exercisable at a price of $10.00 per share, the initial offering price, and may be exercised within ten years from the date that the Bank opens for business. The warrants vested immediately.

In connection with the issuance of warrants, the Company recognized SFAS 123R share-based payment expense, using the Black Scholes option-pricing model, of $479,321 for the three months and six months ended June 30, 2009. This amount was charged entirely to the proceeds of the common stock offering. The fair value of each warrant issued was estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions.

Dividend yield or expected dividends	0.00%
Risk free interest rate	2.02%
Expected life	5 yrs
Expected volatility	12.00%

Note 10:	Commitments

On March 4, 2009, GRCI entered into an Agency Agreement with Commerce Street Capital, LLC (“CSC”) regarding the placement of GRCI’s common stock in connection with our initial public offering. The contract expired on April 30, 2009.

Note 11:	Minimum Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well capitalized as of June 30, 2009.

The Bank’s actual capital amounts and ratios as of June 30, 2009 are presented in the following table (dollars in thousands):

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) Bank	12,519	232.03%	432	8.00%	540	10.00%
Tier 1 capital (to risk-weighted assets) Bank	12,516	231.97%	216	4.00%	324	6.00%
Tier 1 capital (to average assets) Bank	12,516	89.18%	561	4.00%	702	5.00%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which the management of the Company believes is relevant to an assessment and understanding of the results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

OVERVIEW AND PLAN OF OPERATION

GRCI is a Michigan corporation and a registered bank holding company which owns all of the issued and outstanding common shares of its subsidiary, the Bank, a Michigan state chartered bank. On April 30, 2009, GRCI completed its initial public offering of common stock. On the same date, GRCI acquired 100% of the authorized, issued, and outstanding shares of common stock, par value $0.01 per share, of the Bank. The Bank issued 1,500,000 shares of its common stock to GRCI at a price of $8.46 per share or an aggregate price of $12,690,000 (the “Purchase Price”). This amount reflected the amount required for regulatory purposes to be invested in the Bank by GRCI in order for the Bank to begin operations. GRCI paid the Purchase Price in cash.

The Bank opened for business on April 30, 2009 and is a full-service commercial bank headquartered in Grandville, Michigan. The Bank serves Grandville, Grand Rapids and their neighboring communities with a broad range of commercial and consumer banking services to small and medium-sized businesses, professionals and individuals who it believes will be particularly responsive to the style of service which the Bank provides. It is assumed that local ownership and control will allow the Bank to serve customers more efficiently and effectively and will aid in the Bank’s growth and success. The Bank endeavors to compete on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the needs of the client.

Our results of operations depend almost exclusively on the results of operations of the Bank. The results of operations of the Bank depend primarily on its net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, primarily loans and investment securities, and the interest it pays on its interest-bearing liabilities, primarily money market, savings and certificates of deposit accounts. Net interest income is affected by the shape of the market yield curve, the timing of the placement and re-pricing of interest-earning assets and interest-bearing liabilities on the Bank’s balance sheet, and the prepayment rate on its mortgage-related assets. Our results of operations are also significantly affected by general economic conditions. The financial services industry continues to face highly volatile and adverse economic conditions. The significant contributors to the disruptions include subprime mortgage lending, illiquidity in the capital and credit markets and the decline of real estate values. The U.S. government’s attempts to respond to the crisis affecting the financial services industry has not, to date, stabilized U.S. financial markets. While the government indicates it will continue to support the financial services industry, it is difficult to determine how the various government programs will impact the banking industry.

As previously stated, the Bank began active banking operations on April 30, 2009. As of June 30, 2009, the Company’s total assets were $16.7 million, primarily comprised of cash and cash equivalents of $15 million, securities of $1.0 million and net loans of $318,000. In addition, the Bank ended the June 30, 2009 quarter with $3.2 million in deposits and $13.3 million in shareholders’ equity.

At June 30, 2009, the Bank’s allowance for loan losses was established at $3,000, or approximately 1.0% of its loans outstanding as required by the Federal Deposit Insurance Corporation (the “FDIC”). As the Bank’s loan portfolio continues to grow, we expect to increase our loan loss provision in a prudent and conservative manner, especially in light of the current economic environment. Because we cannot predict with precision the future trajectory of the economy in 2009 and beyond, as significant uncertainty remains with respect to unemployment levels and recessionary economic conditions, we will continue to monitor our loan portfolio carefully and to administer our practice of conservative loan underwriting. We believe that our strong initial capital position will help us navigate through this difficult and unprecedented environment.

Summary of Significant Accounting Policies

Our consolidated financial statements are prepared based on the application of certain accounting policies. Certain of these policies require numerous estimates and strategic or economic assumptions which are subject to valuation may prove inaccurate and may significantly affect our reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstance surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

At June 30, 2009, the Company considers the allowance for loan losses of $3,000 adequate to cover potential losses inherent in the loan portfolio. Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, changing collateral values and the overall quality of the loan portfolio.

Deferred Tax Assets and Valuation Allowance. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the period in which the deferred tax asset or liability is expected to be settled or realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence.

Share-Based Compensation. The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with SFAS No. 123(R). The Company estimates the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets. The per share fair value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

FINANCIAL CONDITION AT JUNE 30, 2009

Introductory Note

As referenced above, GRCI was capitalized and acquired the Bank on April 30, 2009. The Bank opened for business on the same day. Our financial condition for periods prior to April 30, 2009 represents only our financial condition as a development stage company, which reflects our incurrence of pre-opening expenses without the offsetting benefit of any material revenue. Accordingly, because our financial condition for periods prior to April 30, 2009 does not include any period of active banking operations or any period during which the Company was capitalized, the Company does not believe that comparisons of our financial condition during these periods are meaningful in evaluating our current financial condition. Therefore, certain comparisons to our financial condition as of December 31, 2008 have been omitted from the disclosures below.

Total Assets

Total assets increased to $16.7 million at June 30, 2009. The increase was primarily the result of capitalizing the Company through the completion of our initial offering of common stock on April 30, 2009, supplemented by slight growth in our loan and securities portfolios, funded by an increase in deposits.

New Loans

Net loans were $318,000 at June 30, 2009. The Company originated commercial and consumer loans during the Bank’s first two months of operations. Commercial loans accounted for $255,000, and consumer loans accounted for approximately $65,000 of the balance at June 30, 2009. The Company originates commercial, real estate and consumer loans to businesses and individuals in Grandville, Grand Rapids and the surrounding areas. The Company believes that the recent curtailment of lending activities by many financial institutions with which the Company competes has provided an opportunity to populate the balance sheet with healthy credits, while maintaining conservative underwriting practices and pricing at profitable levels. As of June 30, 2009, the Company has unfunded loan commitments totaling approximately $7,490,000. While the Company has no guarantee these commitments will actually fund, management has no reason to believe a significant portion of these commitments will not become assets of the Company.

The allowance for loan losses was $3,000 as of June 30, 2009. As of June 30, 2009, the Company had no non-accrual or non-performing loans or loans considered to be impaired. The allowance for loan losses as a percent of total loans was approximately 1.0% as required by the FDIC at June 30, 2009.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the impact of the deterioration of the real estate and economic environments in our lending area. Although the Company uses the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Securities Available for Sale

Securities classified as available for sale consist of U.S. Treasury and U.S. Agency securities which totaled $1.0 million at June 30, 2009. The Company expects to maintain a similar mix of investment securities in the second half of the year.

Cash and Cash Equivalents

Cash and cash equivalents increased to $15.0 million at June 30, 2009, from approximately $41,000 at December 31, 2008. The drastic increase in cash and cash equivalents is a result of the completion of the initial offering of common stock on April 30, 2009. The Company expects that the level of cash and cash equivalents will decline as the Company deploys the cash to fund loan originations and purchase investment securities over the coming months.

New Deposits

The Company had $3.2 million in deposits as of at June 30, 2009, consisting entirely of core deposits. These deposits are the result of marketing efforts and media attention associated with the opening of the Bank. Management expects to continue marketing to the shareholders of the Company and the marketplace in general. Additionally, the Bank expects to obtain deposits from new loan customers.

Borrowed Funds

Borrowed funds of $2.65 million at December 31, 2008 were repaid during the six months ended June 30, 2009. The $2.65 million in borrowed funds at December 31, 2008 represented advances from the organizers of the Company and advances under a line of credit facility with a third party lender. The advances under the short-term borrowings were repaid from the proceeds of the initial offering. In addition, the advances due to the organizers were repaid through a combination of proceeds from the initial offering as well as the issuance of shares of common stock.

Shareholders’ Equity

Shareholders’ equity increased $15.9 million to $13.3 million at June 30, 2009 from a $2.56 million deficit at December 31, 2008. The increase was attributable to $16.5 million net proceeds from our initial offering of common stock and was partially offset by an increase in our accumulated deficit of $632,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Introductory note

As referenced above, GRCI was capitalized and acquired the Bank on April 30, 2009. The Bank opened for business on the same day but with limited operations. The results of operations for periods prior to April 30, 2009 represent only our results of operations as a development stage company, which consisted primarily of incurring pre-opening expenses without the offsetting benefit of any material revenue. Accordingly, because our results of operations for periods prior to April 30, 2009 do not include any period of banking operations, the Company does not believe that comparisons of our results of operations during these periods are meaningful in evaluating our results of operations for the six month period ended June 30, 2009. Therefore, certain comparisons of our results of operations for the three and six months ended June 30, 2009 to our results of operations for the three and six months ended June 30, 2008 have been omitted from the disclosures below.

Net loss

The Company incurred a net loss of $650,000 for the six months ended June 30, 2009 as compared to a net loss of $399,000 for the six months ended June 30, 2008 when the Company was a development stage company. Basic and diluted loss per share was $0.25 and $0.38 for the three and six months ended June 30, 2009, respectively. There were no shares outstanding during the comparative quarter in 2008 during the development stage. The increase in our net loss is primarily a result of expenses associated with preparing the Bank for opening and the compensation expense associated with the hiring of staff to operate the Bank.

Net interest income

Net interest expenses was $6,000 for the six months ended June 30, 2009, compared to a $15,000 loss for the comparative period in 2008 during the development stage. The Company is in the process of deploying its initial capital as the Company originates loan and invests in securities in a difficult economic environment. The average yield on interest earnings assets was 0.29%, and the average cost of interest bearing liabilities was 1.39%. The net spread was (1.10)%, and the net interest margin was 0.14%. The negative spread is the result of deposits growing faster than loans in the first two months of operations. The Company anticipates that the spread and the margin will expand as the Company originates higher volumes of loans in the second half of 2009 and takes advantage of the favorable yield curve.

Provision for loan losses

The provision for loan losses for both the three and six month periods ended June 30, 2009 was $3,000. The provision was due to the growth in the loan portfolio of $321,000. There were no charge-offs or recoveries during the period. Management will continue to monitor the portfolio for potential inherent losses that may be existent.

Noninterest income

Total noninterest income for both the three and six month periods ended June 30, 2009 was $20,793. This income was predominately the result of income earned related to the funds held in escrow during the capital campaign as well as loan, deposit and miscellaneous fees collected during the quarter. As volumes of loans and deposits increase, the Company expects our noninterest income to increase as well.

Noninterest expenses

Total noninterest expense for the three and six months ended June 30, 2009 was $447,962 and $654,907, respectively. The largest component of noninterest expense for the three months ended June 30, 2009 is salaries and benefits, which accounts for $179,646, or 25% of total noninterest expense. The Company had nine full time equivalent employees at June 30, 2009. In the comparable prior year period, total noninterest expense was approximately $384,000, primarily from professional fees paid to contracted management and occupancy expenses during the development stage period.

Income tax expense

No Federal income tax expense or benefit was recognized during the three or six months ended June 30, 2009 due to the tax loss carry-forward position of the Company. An income tax benefit may be recorded in future periods, when the Company begins to become profitable and management believes that profitability will continue for the foreseeable future. An income tax accrual of $15,492 represents the Company’s Michigan Business Tax liability through June 30, 2009.

LIQUIDITY

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and re-pricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. Our primary sources of funds are cash and cash equivalents, deposits, principal and interest payments on loans and investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. The Company currently has no other sources of liquidity. However, application has been made and accepted for the Bank to become a member of the Federal Home Loan Bank of Indianapolis, which would provide the Bank with a secured line of credit. Other sources of liquidity are being reviewed. Present sources of liquidity are considered sufficient to meet current commitments. At June 30, 2009, the Company had no borrowed funds outstanding.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination of loans. At June 30, 2009, outstanding unused lines of credit totaled $10,000 and there were no standby letters of credit. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. As of June 30, 2009 the Bank had $7,490,000 of outstanding unfunded loan commitments. A majority of these commitments represent commercial loans and lines of credit.

Certificates of deposit scheduled to mature in one year or less approximates $1,099,000 at June 30, 2009. Management estimates that a significant portion of such deposits will remain with the Bank.

CAPITAL EXPENDITURES

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment preparing our property to be utilized in the ordinary course of our banking business. As of June 30, 2009, the Company had incurred capitalized expenditures of approximately $287,000.

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

Our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the SEC, including the “Risk Factors” section of the Company’s 2008 Annual Report on Form 10-K as filed with the SEC on March 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company is a small business issuer, disclosure under this item is not required.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosures.

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. Control systems, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

There were no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The Bank opened for business on April 30, 2009, which augmented the material risks affecting the Company. Updated material risk factors are set forth below.

We have no operating history upon which to base an estimate of our future financial performance.

We do not have any operating history on which to base any estimate of our future earnings prospects. GRCI and the Bank were only recently formed. Any projections of our earnings are based on management’s estimates and not on historical performance.

We expect to incur losses during our initial years of operations.

At June 30, 2009, we had an accumulated deficit of $(2,142,726). Our success depends, in large part, on our ability to address the problems, expenses and delays frequently associated with new financial institutions and the ability to attract and retain deposits and customers for our services. We expect to sustain losses or achieve minimal profitability during our initial years of operations.

In addition, to gain market share as a newly-organized bank, the Bank may be required to pay higher interest rates to attract deposits or extend credit at lower rates to attract borrowers, which may decrease our profitability or prevent us from becoming profitable.

We cannot assure you that we will ever become profitable. If we are ultimately unsuccessful, you may lose part or all of the value of your investment.

The Bank’s failure to implement its business strategies may adversely affect our financial performance.

The Bank has developed a business plan that details the strategies it intends to implement in its efforts to achieve profitable operations. We are currently attempting to implement this plan, but if the Bank cannot implement its business strategies, it will be hampered in its ability to develop business and serve its customers, which, in turn, could have an adverse effect on our financial performance. Even if the Bank’s business strategies are successfully implemented, we cannot assure you that the strategies will have the favorable impact that is anticipated. Furthermore, while we believe that the Bank’s business plan is reasonable and that its strategies will enable it to execute the business plan, we have no control over the future occurrence of certain events upon which its business plan and strategies are based, particularly general and local economic conditions that may affect its loan-to-deposit ratio, total deposits, the rate of deposit growth, cost of funding, the level of earning assets and interest-related revenues and expenses.

Departures of key personnel or directors may impair the Bank’s operations.

Our success depends in large part on the services and efforts of the Bank’s key personnel and on its ability to attract, motivate and retain highly qualified employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy.

In particular, we believe that retaining Robert P. Bilotti, David H. Blossey, Elizabeth C. Bracken and Mark M. Martis will be important to our success.  If any of these persons leaves their position for any reason, our financial condition and results of operations may suffer.

If the services of any key personnel should become unavailable for any reason, the Bank would be required to employ other persons to manage and operate the Bank, and we cannot assure you that it would be able to employ qualified persons on acceptable terms.

Additionally, our directors’ and organizers’ community involvement, diverse backgrounds and extensive local business relationships are important to our success.  If the composition of our Board of Directors changes materially, our business may suffer as a result.

Grand River Bank faces intense competition from a variety of competitors.

The banking business in our target banking market and the surrounding areas has become increasingly competitive over the past several years, and we expect the level of competition to continue to increase.

Many of the Bank’s competitors are larger than it is and have greater financial and personnel resources. Many of its competitors have established customer bases and offer services, such as extensive and established branch networks and trust services that the Bank does not provide and will not provide for some time.  Also, some competitors are not subject to the same degree of regulation as the Bank will be and thus may have a competitive advantage over the Bank.

We believe that the Bank will be a successful competitor in the area’s financial services market.  However, we cannot assure you that the Bank will be able to compete successfully with other financial institutions serving our target banking market.  An inability to compete effectively could have a material adverse effect on our growth and profitability.

The Bank’s legal lending limits may impair its ability to attract borrowers.

The Bank’s legally mandated lending limits are lower than those of many of its competitors because it has less capital than many of its competitors.  The lower lending limits may discourage potential borrowers who have lending needs that exceed the Bank’s limits, which may restrict its ability to establish relationships with larger businesses in our area.

Our success depends largely on the economic success of the Western Michigan region, which has suffered in recent years.

Our success depends significantly on the general economic conditions of the State of Michigan and, more particularly, the success of the local economy in western Michigan.  Unlike larger regional or national banks that are more geographically diversified, the Bank provides banking and financial services to customers primarily in western Michigan.  The local economic conditions in these areas has a significant impact on the demand for the Bank’s products and services as well as the ability of the Bank’s customers to repay loans, the value of the collateral securing loans, and the stability of the Bank’s deposit funding sources.  In general, the economy of the State of Michigan has suffered in recent years as a result of the struggling automotive industry and other factors.  A continued decline in general economic conditions, which may be caused by inflation, recession, acts of terrorism, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

Adverse changes in economic conditions or interest rates may negatively affect our earnings, capital, and liquidity.

The results of operations for financial institutions, including GRCI and the Bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government.  Our success is heavily influenced by the spread between the interest rates we earn on investments and loans and the interest rates we pay on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in such rates.  At any given time, our assets and liabilities may be such that they are affected differently by a given change in interest rates. Since mid-2007, interest rates have fallen rapidly, general real estate values have fallen, and financial institutions have not been able to raise capital on terms that are as favorable to them as the terms prevailing in prior years.  These economic conditions have had a negative impact on many financial institutions, and the success of the Company is subject to the same economic risks.

Our decisions regarding credit risk could be inaccurate, and our allowance for loan losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations and future prospects.

Our loan portfolio and certain investments in marketable securities subject us to credit risk.  Inherent risks in lending also include the inability to compete with other lenders, lack of control over fluctuations in interest rates and collateral values, principally real estate, and economic downturns.  Making loans is an essential element of our business and there is a risk that our loans will not be repaid.  The risk of nonpayment is affected by a number of factors, including:

•	the duration of the loan;

•	credit risks of a particular borrower;

•	changes in economic or industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for losses inherent in our loan portfolio.  However, there is no precise method of predicting loan losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required.  In addition, our federal and state regulators may require us to establish additional reserves.  Additions to the allowance for loan losses will result in a decrease in our net earnings and capital and could hinder our ability to grow our assets.

We are subject to extensive regulatory oversight, which could restrain our growth and profitability.

Banking organizations, such as GRCI and the Bank, are subject to extensive federal and state regulation and supervision.  Laws and regulations affecting financial institutions are undergoing continuous change, and we cannot predict the ultimate effect of these changes.  We cannot assure you that any change in the regulatory structure or the applicable statutes and regulations will not materially or adversely affect the business, condition or operations of GRCI or the Bank or benefit competing entities that are not subject to the same regulations and supervision.

We compete in an industry that continually experiences technological change, and we may be unable to compete effectively with other banking institutions with greater resources.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services that our customers may require.  Some of our competitors may have greater resources to invest in technological improvements than we have.  If we are unable to develop and maintain the appropriate technology infrastructure and offer our customers the products and services that they demand, we may be at a competitive disadvantage in our market areas.

Our deposit insurance premium could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013.  In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates.  For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points.  These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.  Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below.  Beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions.  Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

On May 22, 2009, the FDIC approved a final rule to institute a one-time special assessment of five cents per $100 of the difference between each insured institution’s total assets and its Tier 1 capital as of June 30, 2009.  The assessment will be collected on September 30, 2009.  The FDIC also stated that additional special assessments may be announced for the fourth quarter of 2009.  Either an increase in the Risk Category of the Bank or adjustments to the base assessment rates could have a material adverse effect on our earnings.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our market.  Financial institutions continue to be affected by sharp declines in the real estate market, the credit markets and national financial market generally.  While we are taking steps to decrease and limit our exposure to residential and commercial real estate loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  The overall deterioration in economic conditions may subject us to increased regulatory scrutiny in the current environment.  In addition, a possible national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences:  loan delinquencies, problem assets and foreclosure may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

The recently enacted Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009  may not stabilize the United States financial system.

The capital and credit markets have been experiencing volatility and disruption for more than a year.  In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008.  The primary purpose of the law is to provide relief to the United States economy by giving the United States government the authority to develop programs to increase the supply of credit to the United States economy and to generally stabilize economic conditions.  A number of programs have been developed under the law, including the Troubled Asset Relief Program and the related Capital Purchase Program.  In order to continue stabilizing the economy and in an effort to encourage economic growth, President Obama signed into law the American Recovery and Reinvestment Act of 2009 on February 17, 2009.  This act had several provisions designed to stimulate the economy, and also contained provisions modifying or expanding upon the Emergency Economic Stabilization Act of 2008.

We do not know what actual impact the laws will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of the laws to help stabilize or stimulate the financial markets and a continuation or worsening of current financial market conditions could materially adversely affect our business, financial condition, and results of operation.

The soundness of other financial institutions could adversely affect us.

Since mid-2007, the financial services industry as a whole, as well as the securities markets, generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity.  Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships.  We have exposure to different industries and counterparties, and we execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients.  As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  There is no assurance that any such losses or defaults would not materially and adversely affect our business, financial condition, or results of operations.

Monetary policy and other economic factors could adversely affect the Bank’s profitability.

Changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations, as well as such other factors as national, state and local economic growth rates, employment rates and population trends, will affect the demand for loans and the ability of the Bank and other banks to attract deposits.  The foregoing monetary and economic factors and the need to pay rates sufficient to attract deposits, may adversely affect the ability of the Bank to maintain an interest margin sufficient to result in operating profits.

The Company’s accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which it is subject.  If the Company is unable to achieve and maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

The Company is required to comply with Section 404 of the Sarbanes-Oxley Act beginning with the second annual report after the Company commences reporting under the Exchange Act.  These reporting and other obligations will place significant demands on the Company’s management, administrative and operational resources, including accounting resources.

To comply with these requirements, the Company will need to establish systems, including information technology, financial reporting, operational and management controls.  The Company’s ability to comply with its financial reporting requirements and other rules that apply to reporting companies could be impaired if we are unable to hire staff in a timely and effective fashion.  In addition, if the Company is unable to conclude that its internal control over financial reporting is effective (or if the auditors are unable to express an opinion on the effectiveness of the internal controls), the Company could lose investor confidence in the accuracy and completeness of its financial reports.  Therefore any failure to achieve and maintain effective internal controls could have an adverse effect on the Company’s business, financial position and results of operations.

The Bank could be negatively affected by changes in interest rates.

The Bank’s profitability (and, therefore, our profitability) depends, among other things, on its net interest income, which is the difference between the income that the Bank earns on its interest-earning assets, such as loans and investment securities, and the expenses that the Bank incurs in connection with its interest-bearing liabilities, such as checking or savings deposits or certificates of deposit.  Changes in the general level of interest rates and other economic factors can affect the Bank’s net interest income by affecting the spread between interest-earning assets and interest-bearing liabilities.

Changes in the general level of interest rates also affect, among other things, the Bank’s ability to originate loans, the value of interest-earning assets and the Bank’s ability to realize gains from the sale of such assets, the average life of interest-earning assets and the Bank’s ability to obtain deposits in competition with other available investment alternatives.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  Because fluctuations in interest rates are not predictable or controllable, we cannot assure you that the Bank will generate positive net interest income.

We do not intend to pay dividends in the foreseeable future.

We have no material source of income other than dividends that we receive from the Bank.  Therefore, our ability to pay dividends to our shareholders depends on the Bank’s ability to pay dividends to us.  The board of directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods. Accordingly, we do not expect to receive dividends from the Bank, or pay dividends to our shareholders, in the foreseeable future.  In addition, banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends.

We may not be able to raise additional capital on terms favorable to us.

In the future, should we need additional capital to support our business, expand our operations or maintain our minimum capital requirements, we may not be able to raise additional funds through the issuance of additional shares of common stock or other securities.  Even if we are able to obtain capital through the issuance of additional shares of common stock or other securities, the sale of these additional shares could significantly dilute your ownership interest and may be made at prices lower than the price at which investors purchased their shares.

There is no trading market for our shares.

There is not an established trading market for our common stock, and no market is expected to develop in the foreseeable future.  The absence of an established trading market or a larger shareholder base may limit your ability to transfer any shares of our common stock, even in a transaction that is exempt from registration under federal securities laws.  Therefore, you may be unable to liquidate your investment and must be able to bear the economic risk of the investment indefinitely.

The return on your investment is uncertain.

We cannot provide any assurance that an investor in our common stock will realize a substantial return on his or her investment, or any return at all.  Further, as a result of the uncertainty and risks associated with our operations, many of which are described in this “Risk Factors” section, it is possible that an investor could lose his or her entire investment.

Your share ownership may be diluted in the future.

We have issued warrants and stock options to purchase a total of 415,300 shares of our common stock to our organizers, directors and executive officers.  In addition, our Board of Directors is authorized to issue stock options to purchase an additional 85,000 shares under our existing stock option plan.  If the warrants or stock options are exercised, your share ownership will be diluted.  In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of common stock, but do not provide for preemptive rights.  As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership.

Government regulation may have an adverse effect on the Company’s profitability and growth.

GRCI and the Bank are subject to extensive government supervision and regulation.  The Company’s ability to achieve profitability and to grow could be adversely affected by state and federal banking laws and regulations that limit the manner in which the Bank makes loans, purchases securities, and pays dividends.  It is management’s opinion that these regulations are intended primarily to protect depositors and losses against the federal bank insurance fund, not shareholders.  An example applicable to the Bank because of its anticipated lending portfolio is guidance recently finalized by the federal banking agencies to identify and manage risks associated with concentrations in commercial real estate loans.  The guidance states that a growing number of banks have high concentrations of commercial real estate loans on their balance sheets which may make the banks more vulnerable to cyclical downturns in the commercial real estate markets.  Banks with high concentrations of commercial real estate loans are subject to greater supervisory scrutiny and will be required to have in place risk management practices and capital levels that are appropriate in light of the risk associated with these concentrations.  The final guidelines relating to concentrations in commercial real estate loans will be applicable to the Bank and may adversely affect the Bank’s ability to develop and grow its commercial real estate loan portfolio.

In addition, the burden imposed by federal and state regulations may place the Company at a competitive disadvantage compared to competitors who are less regulated.  Future legislation or government policy may also adversely affect the banking industry or GRCI’s or the Bank’s operations. In particular, various provisions of the Gramm-Leach-Bliley Act eliminate many of the federal and state legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services providers.  The Company believes the elimination of these barriers may significantly increase competition in its industry.

Current adverse market conditions have resulted in a lack of liquidity and reduced business activity.

Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment have resulted in significant write-downs of asset values by financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  To the extent a weak institution in our market merges with or is acquired by a stronger institution, the competition within the market may increase.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions.  The willingness of other banks to lend to the Bank may be further reduced by the fact the Bank is new and has no established banking relationships.  Loans from other banks will be essential for the Bank to maintain liquidity and grow its loan portfolio.  The Bank has sufficient liquidity to fund its immediate growth and operations; however, a prolonged lack of available credit with resulting reduced business activity could materially adversely affect our business, financial condition and results of operations.

Recent negative developments in the financial industry and the domestic and international credit markets may result in more legislation and regulatory oversight.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing well into 2009.  A continued recession could reduce the profitability and therefore the credit worthiness of the Bank’s customers and prospective customers.  As a result of the “credit crunch,” commercial as well as mortgage and consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits (including through interest rate wars) and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to obtain deposits or originate loans, and could adversely affect our business, financial condition, and results of operations.

Our common stock is not an insured deposit.

Our common stock is not a bank deposit and would not be insured or guaranteed by the FDIC or any other government agency.  An investment in our common stock is subject to investment risk, and our common stock may lose all of its value.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.1		Articles of Incorporation of GRCI*
3.2		Amended and Restated Bylaws of GRCI**
4.1		Specimen common stock certificate.*
10.1		Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.2		Form of Incentive Stock Option Award Agreement pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.3		Form of Stock Option Award Agreement for non-qualified stock options pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.4		Form of Warrant Agreement
31.1		Rule 302 Certification of the Chief Executive Officer
31.2		Rule 302 Certification of the Chief Financial Officer
32.1		Rule 906 Certification

	*	Previously filed as an exhibit to our registration statement on November 16, 2007.
	**	Previously filed as an exhibit to our Current Report on Form 8-K on May 30, 2008.
	***	Previously filed as an exhibit to our Current Report on Form 8-K on June 26, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2009	GRAND RIVER COMMERCE, INC.

	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

	By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer