Form 10-Q
period 2009-09-30
GRAND RIVER COMMERCE INC
filed 2009-11-12
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

☐ Yes ☑ No

The number of shares outstanding of the issuer’s Common Stock, as of the latest practicable date was 1,700,120 shares as of  November 12, 2009.

GRAND RIVER COMMERCE, INC.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

GRAND RIVER COMMERCE, INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents
Cash	$10,241,916	$40,525
Federal funds sold	6,604,314	—
Total cash and cash equivalents	16,846,230	40,525

Securities, available for sale (Note 2)	999,915	—
Federal Home Loan Bank Stock, at cost	1,000	—
Loans
Total loans	5,757,536	—
Less: allowance for loan losses	58,000	—
Net loans	5,699,536	—
Premises and equipment	271,275	107,958
Interest receivable and other assets	85,099	16,045
TOTAL ASSETS	$23,903,055	$164,528

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)

Liabilities
Deposits
Non-interest bearing	$2,081,225	$—
Interest bearing	8,929,077	—
Total deposits	11,010,302	—

Short-term borrowings (Note 7)	—	1,360,000
Other borrowings (Note 8)	—	1,288,002
Interest payable and other liabilities	93,034	74,759
Total liabilities	11,103,336	2,722,761

Shareholder’s equity (deficit)
Common Stock, $0.01 par value, 10,000,000 shares authorized — 1,700,120 shares issued and outstanding at September 30, 2009, no shares issued and outstanding at December 31, 2008	17,001	—
Additional paid-in capital (deficit)	14,933,053	(1,065,527)
Additional paid-in capital warrants	479,321	—
Accumulated deficit	(2,629,827)	(1,492,706)
Accumulated other comprehensive income	171	—
Total shareholder’s equity (deficit)	12,799,719	(2,558,233)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)	$23,903,055	$164,528

See Notes to Condensed Consolidated Interim Financial Statements

GRAND RIVER COMMERCE, INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Interest income
Loans, including fees	$47,328	$—	$48,399	$—
Securities	785	—	1,194	—
Federal funds sold and other income	9,931	209	15,579	428
Total interest income	58,044	209	65,172	428

Interest expense
Deposits	20,845	—	24,199	—
Borrowings	—	13,479	16,679	28,393
Total interest expense	20,845	13,479	40,878	28,393

Net interest income (expense)	37,199	(13,270)	24,294	(27,965)

Provision for loan losses	55,000	—	58,000	—
Net interest income (expense) after provision for loan losses	(17,801)	(13,270)	(33,706)	(27,965)

Non-interest income
Service charges and other fees	93	—	215	—
Escrow interest	—		19,297
Other	1,728	—	3,101	—
Total non-interest income	1,821	—	22,613	—

Non-interest expenses
Salaries and benefits	271,407	—	451,053	—
Occupancy and equipment	38,189	17,605	95,213	50,166
Share based payment awards (Note 10)	15,470	—	25,783	—
Data processing	9,204	—	14,352	—
Marketing	22,529	919	43,394	10,921
Professional fees	10,858	145,566	252,859	457,147
Legal fees	26,316	8,333	40,299	8,705
Audit fees	35,125	8,608	73,966	13,608
Computer support	6,626	254	8,955	2,213
Insurance	4,792	4,667	14,569	14,145
Telephone and datacom	9,948	2,391	25,373	5,724
Printing and office supplies	2,102	2,162	20,655	5,412
Other	18,555	2,010	59,557	8,793
Total non-interest expenses	471,121	192,515	1,126,028	576,834

Net loss	$(487,101)	$(205,785)	$(1,137,121)	$(604,799)

Basic earnings/(loss) per share	$(0.29)	N/A	$(0.67)	N/A
Diluted earnings/(loss) per share	$(0.29)	N/A	$(0.67)	N/A

See Notes to Condensed Consolidated Interim Financial Statements

GRAND RIVER COMMERCE, INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)
(Unaudited)

	Common Stock	Additional Paid in Capital (Deficit)	Additional Paid in Capital Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2008	$—	$(556,272)	$—	$(637,688)	$—	$(1,193,960)
Costs directly attributable to proposed common stock offering	—	(469,512)	—	—	—	(469,512)
Net loss	—	—	—	(604,799)	—	(604,799)

Balance at September 30, 2008	$—	$(1,025,784)	$—	$(1,242,487)	$—	$(2,268,271)

Balance at January 1, 2009	$—	$(1,065,527)	$—	$(1,492,706)	$—	$(2,558,233)
Issuance of 1,700,120 common shares (net of cash offering costs of $532,081)	17,001	16,452,118	—	—	—	16,469,119
Share based payment awards under equity compensation plan	—	25,783	—	—	—	25,783
Issuance of common stock purchase warrants in connection with common stock offering	—	(479,321)	479,321	—	—	—
Comprehensive income (loss)	—	—	—	(1,137,121)	171	(1,136,950)

Balance at September 30, 2009	$17,001	$14,933,053	$479,321	$(2,629,827)	$171	$12,799,719

See Notes to Condensed Consolidated Interim Financial Statements

GRAND RIVER COMMERCE, INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating and pre-operating activities
Net loss	$(1,137,121)	$(604,799)
Adjustments to reconcile net loss to net cash used in operating and preoperating activities
Share based payment awards issued under equity compensation plan	25,783	—
Provision for loan losses	58,000	—
Accretion discounts on investment securities	(1,194)	—
Depreciation	43,981	13,551
Net change in:
Interest receivable and other assets	(69,142)	(921)
Interest payable and other liabilities	18,275	9,513
Net cash used in operating activities	(1,061,418)	(582,656)

Cash flows from investing activities
Loan (originations) collections, net	(5,757,536)	—
Purchases of securities	(999,462)	—
Purchases of equipment	(207,298)	(42,205)
Net cash used in investing activities	(6,964,296)	(42,205)

Cash flows from financing activities
Net deposits	11,010,302	—
Proceeds from issuance of common stock, net of offering costs of $532,081	16,469,119	—
Payments of costs directly attributable to proposed common stock offering	—	(469,512)
Net short-term borrowings (repayments)	(1,360,000)	985,000
Net other borrowings (repayments)	(1,288,002)	253,000
Net cash provided by financing activities	24,831,419	768,488

Net increase in cash and cash equivalents	16,805,705	143,627

Cash and cash equivalents, beginning of period	40,525	27,745

Cash and cash equivalents, at the end of the period	$16,846,230	$171,372

See Notes to Condensed Consolidated Interim Financial Statements

Grand River Commerce, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Note 1:	Organization, Business and Summary of Significant Accounting Principles

Nature of Organization and Basis of Presentation

Grand River Commerce, Inc. (“GRCI”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo bank in Michigan.  GRCI’s fiscal year ends on December 31.  Upon receiving regulatory approvals on April 29, 2009 to commence business, GRCI capitalized Grand River Bank, a de novo bank in formation, (the “Bank”) which also has a December 31 fiscal year end.  Prior to this date, GRCI was considered a developmental stage enterprise for financial reporting purposes.

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

The Bank is a wholly-owned subsidiary of GRCI, and each member of the Board of Directors of GRCI is a member of the Board of Directors of the Bank.  Prior to its acquisition by GRCI, the Bank had no operations, assets, or liabilities.  The Bank is chartered by the State of Michigan.  The Bank is a full-service commercial bank headquartered in Grandville, Michigan.  The Bank serves Grandville, Grand Rapids and their neighboring communities with a broad range of commercial and consumer banking services to small and medium-sized businesses, professionals, and local residents who it believes will be particularly responsive to the style of service which the Bank intends to provide.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in GRCI’s annual report for the year ended December 31, 2008.

In preparing these condensed interim consolidated financial statements, GRCI has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through November 11, 2009, the issuance date of these condensed consolidated interim financial statements.  No such subsequent transactions or events resulted in additional recognition or disclosure.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of GRCI and the Bank (collectively, “the Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Organization and Pre-opening Costs

 Organization and pre-opening costs represent incorporation costs, offering costs, legal and accounting costs, consultant and professional fees and other costs relating to our formation.  Organization and pre-opening costs incurred prior to the commencement of operations on April 30, 2009 totaled $1,789,794 and have been expensed.

Offering Costs

Direct and incremental costs relating to the offering of common stock totaled $1,597,608 through April 30, 2009 and were charged against the offering proceeds.

Equipment

Equipment is carried at cost less accumulated depreciation.  Depreciation is computed principally by the straight line method based upon the estimated useful lives of the assets, which range generally from 3 to 15 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur.  Management annually reviews these assets to determine whether carrying values have been impaired.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carry forwards.  Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.  As a result of the Company commencing operations in the second quarter of 2009, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.

Loss per Share

Basic and diluted loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.  Weighted-average common shares outstanding for each of the three and nine month periods ended September 30, 2009 totaled 1,700,120.  Common stock equivalents consisting of Common Stock Options and Common Stock Purchse Warrants as described in Notes 10 and 11 are anti-dilutive and are therefore excluded.

Effects of Newly Issued Effective Accounting Standards

On July 1, 2009, the Financial Accounting Standards Board (FASB) completed the FASB Accounting Standards Codification, “The FASB Codification”(ASC), as the single source of authoritative U.S. generally accepted accounting principles (GAAP), superseding all then existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants. ASC Topic 105 reorganized the authoritative literature comprising GAAP into a topical format. ASC is now the source of authoritative GAAP recognized by the FASB to be applied by all nongovernmental entities. ASC is effective for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP and, therefore, did not impact the Company’s financial statements. However, since it completely supersedes existing standards, it affected the way  authoritative accounting pronouncements are referenced in our financial statements and other disclosure documents. Specifically, all references in this report to new or pending financial reporting standards use the ASC Topic number.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other factors, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s consolidated financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 6 - Fair Values of Financial Instruments.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2:	Investment Securities

The amortized cost and fair value of investment securities, consisting entirely of debt securities classified as available for sale, were as follows as of September 30, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
US Treasury Securities	$499,855	$110	$		$499,965
US Government Agencies	499,801	149		—	499,950
Total	$999,656	$259		$—	$999,915

All of the above securities are due within one year.

Note 3:	Loans

The components of the outstanding loan balances as of September 30, 2009 are as follows:

Commercial	$1,295,835
Real Estate:
Commercial	3,313,614
Residential	73,948
Secured by 1-4 family	1,042,908
Consumer	31,231
Total Loans	5,757,536
Less:
Allowance for Loan Losses	(58,000)
Net Loans	$5,699,536

There were no loans outstanding as of December 31, 2008.

Note 4:	Deposits

The components of the outstanding deposit balances as of September 30, 2009 are as follows:

Non-interest bearing
Demand	$2,081,226
Interest bearing
Checking	2,872,624
Savings	1,688,243
Time, under $100,000	2,496,832
Time, over $100,000	1,871,377
Total Deposits	$11,010,302

There were no deposits outstanding as of December 31, 2008.

Note 5:	Financial Instruments Recorded at Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available-for-sale investment securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis.  As of September 30, 2009 and December 31, 2008, the Company had no assets or liabilities recorded at fair value on a nonrecurring basis.

Valuation Hierarchy

There is a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows.

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets which the Company can participate.

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

The following table presents the financial instruments carried at fair value on a recurring basis as of September 30, 2009 (000s omitted), on the Condensed Consolidated Balance Sheet and by valuation hierarchy (as described above).

	Level 1	Level 2	Level 3	Total

Securities available for sale	$—	$1,000	$—	$1,000

Note 6:	Fair Values of Financial Instruments

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

Securities:  Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are unavailable, fair values are based on quoted market prices of comparable instruments or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss and liquidity assumptions.  FHLB stock is presented at a cost basis.

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

The following sets forth the estimated fair value and recorded carrying values of the Company’s financial instruments as of September 30, 2009 (000’s omitted):

	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$16,846	$16,846
Securities available for sale	1,000	1,000
Net loans	5,700	5,700
Federal Home Loan Bank Stock	1	1
Accrued interest receivable	14	14

Financial liabilities
Deposits	11,010	11,000
Accrued interest payable	4	4

Note 7:	Short Term Borrowings

The Company had a $1,750,000 revolving line-of-credit, which had an outstanding balance of $1,360,000 at December 31, 2008, available from unaffiliated financial institution.  The note was not renewed after the maturity date and was repaid on April 30, 2009, upon release of offering funds held in escrow.

Note 8:	Other Borrowings

Advances in the amount of $1,288,002 were outstanding from the Company’s organizers as of December 31, 2008.  The advances were non-interest bearing and were repaid upon the release of offering funds held in escrow on April 30, 2009.

Note 9:	Operating Lease

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

Note 10:	Common Stock Options

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

During the second quarter of 2009, GRCI awarded and issued options for the purchase of 110,000 shares of Company common stock.  The total options outstanding at September 30, 2009 were 110,000.  No options have been exercised. Management options have a 5 year vesting period and Director options have a 3 year vesting period.  All such options expire in 10 years and have a $10 per share strike price.

The Company estimates the fair value of its stock options using the calculated value on the grant date.  The Company currently measures compensation cost of employee and director stock options based on the calculated value instead of fair value because it is not practical to estimate the volatility of our share price.  The Company does not maintain an internal market for its shares, and shares have not yet traded publically.  The Company’s stock will be traded over the counter under the symbol GNRV. GRCI’s initial stock offering was completed in April 2009.  The calculated value method requires that the volatility assumption used in an option-pricing model be based on the historical volatility of an appropriate industry sector index.

Stock compensation standards require the Company to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards.  The cost is recognized as compensation expense over the vesting period of the awards.  The Company is required to estimate the fair value of all stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model.

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

Calculated volatility	12.00%
Weighted average dividends	0.00%
Expected term (in years)	7yrs
Risk-free rate	2.70%

A summary of option activity under the 2009 Plan for the nine months ended September 30, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Granted	110,000	$10.00	9.75	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2009	110,000	$10.00	9.75	—

There are no common stock options able to be exercised at September 30, 2009.  The weighted-average grant-date calculated value approximated $243,100 for options granted during the second quarter of 2009.  As of September 30, 2009, there was approximately $217,300 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.9 years.

Note 11:	Common Stock Purchase Warrants

The Company measures the cost of equity instruments based on the grant-date fair value of the award (with limited exceptions).  As required by this statement, the Company estimates the fair value of all common stock purchase warrants on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model.

In recognition of the substantial financial risks undertaken by the members of the Company’s organizing group, GRCI granted common stock purchase warrants to such organizers.  As of September 30, 2009, GRCI had granted warrants to purchase an aggregate of 305,300 shares of common stock.  These warrants will be exercisable at a price of $10.00 per share, the initial offering price, and may be exercised within ten years from the date that the Bank opened for business.  The warrants vested immediately.

In connection with the issuance of these warrants, the Company recognized share-based payment expense, using the Black Scholes option-pricing model, of $479,321 for the three months and nine months ended September 30, 2009.  This amount was charged entirely to the additional paid in capital of the common stock offering.  The fair value of each warrant issued was estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions.

Dividend yield or expected dividends	0.00%
Risk free interest rate	2.02%
Expected life	5 yrs
Expected volatility	12.00%

Note 12:	Commitments

On March 4, 2009, GRCI entered into an Agency Agreement with Commerce Street Capital, LLC (“CSC”) regarding the placement of GRCI’s common stock in connection with our initial public offering.  The contract expired on April 30, 2009.

Note 13:	Minimum Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.  The prompt corrective action regulations provide four classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  The Bank was well capitalized as of September 30, 2009.

The Bank’s actual capital amounts and ratios as of September 30, 2009 are presented in the following table (dollars in thousands):

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$12,104	121.55%	$797	8.00%	$996	10.00%
Tier 1 capital (to risk-weighted assets)	12,046	120.97%	398	4.00%	597	6.00%
Tier 1 capital (to average assets)	12,046	62.44%	772	4.00%	965	5.00%

Note 14:	Related Party Transactions

Loans and commitments to principal officers, directors and their affiliates as of September 30, 2009 are presented in the following table:

Beginning Balance	$—
New Loans and line advances	512,811

Ending Balance	$512,811

Deposits from principal officers, directors and their affiliates as of September 30, 2009 were $671,258.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which the management of the Company believes is relevant to an assessment and understanding of the results of operations and financial condition.  This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

OVERVIEW AND PLAN OF OPERATION

GRCI is a Michigan corporation and a registered bank holding company which owns all of the issued and outstanding common shares of our subsidiary Grand River Bank (“ the Bank”), a Michigan state chartered bank.  On April 30, 2009, GRCI completed its initial public offering of common stock.  On the same date, GRCI acquired 100% of the authorized, issued, and outstanding shares of common stock, par value $0.01 per share, of the Bank.  The Bank issued 1,500,000 shares of its common stock to GRCI at a price of $8.46 per share or an aggregate price of $12,690,000 (the “Purchase Price”).  This amount reflected the amount required for regulatory purposes to be invested in the Bank by GRCI in order for the Bank to begin operations.  GRCI paid the Purchase Price in cash.

The Bank opened for business on April 30, 2009 and is a full-service commercial bank headquartered in Grandville, Michigan.  The Bank serves Grandville, Grand Rapids, and their neighboring communities with a broad range of commercial and consumer banking services to small and medium-sized businesses, professionals and individuals who it believes will be particularly responsive to the style of service which the Bank provides. It is assumed that local ownership and control will allow the Bank to serve customers more efficiently and effectively and will aid in the Bank’s growth and success.  The Bank endeavors to compete on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the needs of the client.

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

As previously stated, the Bank began active banking operations on April 30, 2009.  As of September 30, 2009, the Company’s total assets were $23.9 million, primarily comprised of cash and cash equivalents of $16.8 million, securities of $1.0 million and net loans of $5.7 million.  In addition, the Bank ended the September 30, 2009 quarter with $11.0 million in deposits and $12.8 million in shareholders’ equity.

At September 30, 2009, the Bank’s allowance for loan losses was $58,000, or approximately 1.0% of its loans outstanding as required by the Federal Deposit Insurance Corporation (the “FDIC”).  As the Bank’s loan portfolio continues to grow, we expect to increase our loan loss provision in a prudent and conservative manner, especially in light of the current economic environment.  Because we cannot predict with precision the future trajectory of the economy in 2009 and beyond and because significant uncertainty remains with respect to unemployment levels and recessionary economic conditions, we will continue to monitor our loan portfolio carefully and to administer our practice of conservative loan underwriting.  We believe that our strong initial capital position will help us navigate through this difficult and unprecedented environment.

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

At September 30, 2009, the Company considers the allowance for loan losses of $58,000 adequate to cover potential losses inherent in the loan portfolio.  Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, changing collateral values and the overall quality of the loan portfolio.

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

Share-Based Compensation. The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The Company estimates the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term.  These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.  The per share fair value of options is highly sensitive to changes in assumptions.  In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield.  For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases.  The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

FINANCIAL CONDITION AT SEPTEMBER 30, 2009

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

Total Assets

Total assets increased to $23.9 million at September 30, 2009 from $164,528 at December 31, 2008.  The increase was primarily the result of a $16.8 million increase in cash and cash equivalents, a $5.7 million increase in net loans, and a $1.0 million increase in securities.  These increases were funded primarily from capitalizing the Company through the completion of our initial offering of common stock on April 30, 2009 and by an increase in deposits.

New Loans

Net loans were $5.7 million at September 30, 2009.  The Company originated commercial and consumer loans during the Bank’s first five months of operations.  Commercial loans accounted for $5,400,000, and consumer loans accounted for approximately $400,000 of the balance at September 30, 2009.  The Company originates commercial, real estate and consumer loans to businesses and individuals in Grandville, Grand Rapids and the surrounding areas.  The Company believes that the recent curtailment of lending activities by many financial institutions with which the Company competes has provided an opportunity to populate the balance sheet with healthy credits, while maintaining conservative underwriting practices and pricing at profitable levels.  As of September 30, 2009, the Company has unfunded loan commitments totaling approximately $6,768,000.  While the Company has no guarantee these commitments will actually fund, management has no reason to believe a significant portion of these commitments will not become assets of the Company.

The allowance for loan losses was $58,000 as of September 30, 2009.  As of September 30, 2009, the Company had no non-accrual or non-performing loans or loans considered to be impaired.  The allowance for loan losses as a percent of total loans was approximately 1.0% which is the minimum  required of the Bank by the FDIC, at September 30, 2009.

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

Securities Available for Sale

Securities classified as available for sale consist of U.S. Treasury and U.S. Agency securities, which totaled $1.0 million at September 30, 2009.  The Company expects to gradually increase the investment portfolio while maintaining a similar mix of investment securities in the last quarter of the year.

Cash and Cash Equivalents

Cash and cash equivalents increased to $16.8 million at September 30, 2009, from approximately $41,000 at December 31, 2008.  The drastic increase in cash and cash equivalents is a result of the completion of the initial offering of common stock on April 30, 2009 and deposit growth.   The Company expects that the level of cash and cash equivalents will decline as the Company deploys the cash to fund loan originations and purchase investment securities over the coming months.

New Deposits

The Company had $11.0 million in deposits as of at September 30, 2009, consisting entirely of core deposits. These deposits are the result of marketing efforts and media attention associated with the opening of the Bank.  Management expects to continue marketing to the shareholders of the Company and the marketplace in general.  Additionally, the Bank expects to obtain deposits from new loan customers.

Borrowed Funds

Borrowed funds of $2.65 million at December 31, 2008 were repaid during the nine months ended September 30, 2009.  The $2.65 million in borrowed funds at December 31, 2008 represented advances from the organizers of the Company and advances under a line of credit facility with a third party lender.  The advances under the short-term borrowings were repaid from the proceeds of the initial offering.  In addition, the advances due to the organizers were repaid through a combination of proceeds from the initial offering as well as the issuance of shares of common stock.

Shareholders’ Equity

Shareholders’ equity increased $15.36 million to $12.8 million at September 30, 2009 from a $2.56 million deficit at December 31, 2008.  The increase was attributable to $16.5 million net proceeds from our initial offering of common stock and was partially offset by an increase in our accumulated deficit of $1.1 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Introductory note

As referenced above, GRCI was capitalized and acquired the Bank on April 30, 2009.  The Bank opened for business on the same day but with limited operations.  The results of operations for periods prior to April 30, 2009 represent only our results of operations as a development stage company, which consisted primarily of incurring pre-opening expenses without the offsetting benefit of any material revenue.  Accordingly, because our results of operations for periods prior to April 30, 2009 do not include any period of banking operations, the Company does not believe that comparisons of our results of operations during these periods are meaningful in evaluating our results of operations for the three and nine month periods ended September 30, 2009.  Therefore, certain comparisons of our results of operations for the three and nine months ended September 30, 2009 to our results of operations for the three and nine months ended September 30, 2008 have been omitted from the disclosures below.

Net loss

The Company incurred a net loss of $1.1 million for the nine months ended September 30, 2009 as compared to a net loss of $605,000 for the nine months ended September 30, 2008 when the Company was a development stage company.  Basic and diluted loss per share was $0.29 and $0.67 for the three and nine months ended September 30, 2009, respectively.  There were no shares outstanding during the comparative quarter in 2008 during the development stage.  The increase in our net loss is primarily a result of expenses associated with preparing the Bank for opening and the compensation expense associated with the hiring of staff to operate the Bank.

Net interest income

Net interest income was $24,000 for the nine months ended September 30, 2009, compared to a $28,000 net interest expense for the comparative period in 2008 during the development stage.  The Company is in the process of deploying its initial capital as the Company originates loan and invests in securities in a difficult economic environment.  The average yield on interest earnings assets was 0.92%, and the average cost of interest bearing liabilities was 2.10%.  The net spread was (.92)%, and the net interest margin was 0.34%.  The negative spread is the result of deposits growing faster than loans in the first five months of operations.  The Company anticipates that the spread and the margin will expand as the Company originates higher volumes of loans in the last quarter of 2009 and takes advantage of the favorable yield curve.

Provision for loan losses

The provision for loan losses for the three and nine month periods ended September 30, 2009 was $55,000 and $58,000, respectively.  The provision was due to the growth in the loan portfolio of $5.4 million.  There were no charge-offs or recoveries during the period. Management will continue to monitor the portfolio for potential inherent losses that may be existent.

Noninterest income

Total noninterest income for the three and nine month periods ended September 30, 2009 was $1,821 and $22,613, respectively.  The income earned in the nine month period was predominately the income earned on the funds held in escrow during the capital campaign.  The remainder represents various loan, deposit and miscellaneous fees collected during the quarter.  As volumes of loans and deposits increase, the Company expects our noninterest income to increase as well.

Noninterest expenses

Total noninterest expense for the three and nine months ended September 30, 2009 was $471,121 and $1,126,028, respectively.  The largest component of noninterest expense for the three months ended September 30, 2009 is salaries and benefits, which accounts for $271,407, or 58%, of total noninterest expense.  The Company had twelve full time equivalent employees at September 30, 2009.  In the comparable prior year period, total noninterest expense was approximately $577,000, primarily from professional fees paid to contracted management and occupancy expenses during the development stage period.

Income tax expense

No Federal income tax expense or benefit was recognized during the three or nine months ended September 30, 2009 due to the tax loss carry-forward position of the Company.  An income tax benefit may be recorded in future periods, when the Company begins to become profitable and management believes that profitability will continue for the foreseeable future.  An income tax receivable of $8,192 represents the Company’s overpayment of projected Michigan Business Tax for 2009.

LIQUIDITY

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and re-pricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds.   Our primary sources of funds are cash and cash equivalents, deposits, principal and interest payments on loans and investment maturities.  While scheduled amortization of loans is a predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition.  The Company currently has no other sources of liquidity.  However,  the Bank has  become a member of the Federal Home Loan Bank of Indianapolis, which will  provide the Bank with a secured line of credit.  Collateral will primarily consist of specific pledged loans.  However, until the loan portfolio is large enough to support borrowings no loans are expected to be pledged.  Other sources of liquidity are being reviewed.  Present sources of liquidity are considered sufficient to meet current commitments.  At September 30, 2009, the Company had no borrowed funds outstanding.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination of loans.  At September 30, 2009, outstanding unused lines of credit totaled $3,568,755 and there were no standby letters of credit.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business. As of September 30, 2009, the Bank had $6,768,000 of outstanding unfunded loan commitments.  A majority of these commitments represent commercial loans and lines of credit.

Certificates of deposit scheduled to mature in one year or less approximates $3,569,590 at September 30, 2009. Management estimates that a significant portion of such deposits will remain with the Bank.

CAPITAL EXPENDITURES

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment preparing our property to be utilized in the ordinary course of our banking business.  As of September 30, 2009, the Company had incurred capitalized expenditures of approximately $306,000.

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

Our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the SEC, including the “Risk Factors” section of the Company’s 2008 Annual Report on Form 10-K as filed with the SEC on March 31, 2009 and its Quarterly Report on Form 10-Q filed with the SEC on August 14, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company is a smaller reporting company, disclosure under this item is not required.

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

There were no significant changes made in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.1		Articles of Incorporation of GRCI*

3.2		Amended and Restated Bylaws of GRCI**

4.1		Specimen common stock certificate.*
10.1		Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.2		Form of Incentive Stock Option Award Agreement pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.3		Form of Stock Option Award Agreement for non-qualified stock options pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.4		Form of Warrant Agreement****
31.1		Rule 302 Certification of the Chief Executive Officer
31.2		Rule 302 Certification of the Chief Financial Officer
32.1		Rule 906 Certification

	*	Previously filed as an exhibit to our registration statement on November 16, 2007.
	**	Previously filed as an exhibit to our Current Report on Form 8-K on May 30, 2008.
	***	Previously filed as an exhibit to our Current Report on Form 8-K on June 26, 2009.
	****	Previously filed as an exhibit to our Quarterly Report on Form 10-Q on August 14,, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2009	GRAND RIVER COMMERCE, INC.

	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

	By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer