Form 10-K
period 2009-12-31
GRAND RIVER COMMERCE INC
filed 2010-03-18
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ___________to ___________.

Commission file number 333-147456

Grand River Commerce, Inc.
(Exact name of registrant as specified in its charter)

Michigan	20-5393246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4471 Wilson Ave., SW, Grandville, Michigan 49418	(616) 929-1600
(Address of principal executive offices) (ZIP Code)	Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of December 31, 2009, was approximately $13.9 million, based on the last reported trade as of such date. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of common shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,700,120 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of March 12, 2010.

GRAND RIVER COMMERCE, INC.

TABLE OF CONTENTS

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

References

As used in this annual report, the terms “we,” “us,” “our,” “GRCI” and “the Company” means Grand River Commerce, Inc., unless otherwise indicated.  As used in this annual report the term “the Bank” means Grand River Bank.  All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Overview

General

Grand River Commerce, Inc. was incorporated in Michigan on August 15, 2006, for purposes of operating as a bank holding company and to own and control all of the capital stock of Grand River Bank. Grand River Bank is a Michigan state chartered bank that provides banking services to small- to medium-sized commercial, professional and service companies and consumers, principally in Kent and Ottawa Counties. From inception in August 2006 to the time the Bank opened for business on April 30, 2009, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary bank to commence business as a financial institution.

Location and Service Area

Our offices and the Bank are located at 4471 Wilson Ave SW, Grandville, Michigan. This facility is approximately 5,000 square feet and is subject to a 38 month lease which began in October 2007 and allows for nine three year options to renew the lease. Our telephone number is (616) 929-1600.

Our primary service area consists of the Grand Rapids area, located in Kent County near the eastern shore of Lake Michigan.  Grand Rapids is the second largest city in Michigan (following Detroit) and the principal city in the seven county region of West Michigan.  Situated on the banks of the Grand River, Grand Rapids had historically been a center for furniture and automobile manufacturing, but now is home to a burgeoning health sciences industry.  The Grand Rapids market is undergoing positive economic change and is capitalizing on the opportunities associated with such change.  In the past 15 years Grand Rapids has seen more than $1 billion of new investment to expand and diversify the economic base. Because of the diversification in the economy, as well as the growth of the health sciences sector in Grand Rapids, we believe that the banking market is less likely to be impacted by industry-specific economic conditions than the surrounding markets.  In particular, a new medical school, a children’s hospital, a five level addition to a biomedical research center, a cancer treatment center and two medical treatment and related office buildings have recently been or are under construction to add approximately 1.2 million square feet of space in 2010.  In addition to significant investment in healthcare and medical research, Grand Rapids has seen the addition of a new art museum that was the first L.E.E.D (Leadership in Energy and Engineering Design) certified in the nation, continued expansion of Grand Valley State University into the city and the opening of a prestigious hotel, the J.W. Marriott.

The area has also experienced population growth. The population in Kent County has increased over 6.3% since  the 2000 Census.  The population of the Grand Rapids Combined Statistical Area (“CSA”) (adjoining counties of Kent, Ottawa, Allegan, Muskegon, Newaygo, Barry and Ionia), was 1,083,174 in 2000 and by 2014, growth is expected to reach 1,375,432 as estimated by The Right Place, West Michigan’s Economic Development Corporation.

The greater Grand Rapids workforce is between the ages of 18-44 and more than half have completed some post secondary education.  Major industries/employers in the greater Grand Rapids CSA include healthcare (Spectrum Health, Mercy General and St. Mary’s Health), retail (Meijer, Wal-Mart, and Spartan Stores), and furniture manufacturers (Steelcase, Herman Miller, and Hayworth). Recently, Grand Rapids was host to the nationally recognized “Art Prize” competition, which drew hundreds of artist and thousands of people to the city highlighting the amenities and opportunities the market area offers including housing, education, healthcare, shopping, recreation, and culture. We believe these factors make the quality of life in the area attractive.  We believe that the development of the Grand Rapids area will lead to expanded banking opportunities for the Company.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in the Bank’s market area. We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits. As a result, in some instances, we may charge lower interest rates or structure more customized loan facilities to attract borrowers.

The well established banks in our service area will likely make proportionately more loans to medium- to large-sized businesses in comparison to the Bank. Many of the Bank’s commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the Board of Directors’ loan committee. We do not make loans to any director of the Bank unless the loan is approved by the Board of Directors of the Bank (with the interested director recusing him or herself from the deliberation process and the vote) and is made on terms not more favorable to the person than would be available to a person not affiliated with the Bank.

Loan Distribution. The percentage distribution of our loans following our first year of operations is as follows:

Commercial
Real Estate	81.3%
Operating and Other	14.1
Consumer Loans	0
Residential Mortgage Loans	4.6
Total	100%

Our loan distribution will depend on our customers and will likely vary over time.

Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We will charge loans against this allowance when we believe that the collectability of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectability. Our allowance for loan losses equals 1.00% of the actual outstanding balance of our loans, which is the amount required as a condition of our charter. Over time, we periodically determine the amount of the allowance based on our consideration of several factors, including:

•	an ongoing review of the quality, mix and size of our overall loan portfolio;

•	our historical loan loss experience;

•	evaluation of economic conditions and other qualitative factors;

•	specific problem loans and commitments that may affect the borrower’s ability to pay;

•	regular reviews of loan delinquencies and loan portfolio quality by our chief credit officer and internal audit staff, independent third-parties, and by our bank regulators; and

•	the value of collateral, including guarantees, securing the loans.

Lending Limits. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This limit may be increased to 25% of the Bank’s capital and unimpaired surplus with 2/3 of the Board of Directors approving such limit.  These limits will increase or decrease as the Bank’s capital increases or decreases. Unless the Bank is able to sell participations in our loans to other financial institutions, the Bank is not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Credit Risk. The principal credit risk associated with each category of loans is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, health care and other services, and retail market segments. General economic factors affecting a borrower’s ability to repay include interest, inflation, employment rates, and the strength of local and national economy, as well as other factors affecting a commercial borrower’s customers, suppliers, and employees.

Commercial Loans. We make many types of loans available to business organizations and individuals on a secured and unsecured basis, including commercial, term, working capital, asset based, SBA loans, commercial real estate, lines of credit, and mortgages. We intend to focus our commercial lending efforts on companies with revenue of less than $50 million, though we anticipate having client relationships with larger businesses. Construction loans are also available for eligible individuals and contractors. The construction lending will be short-term, generally with maturities of less than twelve months, and be set up on a draw basis. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value. While our Bank routinely takes real estate as collateral, our credit policy places emphasis on the cash flow characteristics of our borrowers. We expect that our commercial lending will be focused on small- to medium-size businesses located in or serving the primary service area. We consider “small businesses” to include commercial, professional including health care, and retail firms with annual sales of $50 million or less. Commercial lending will include loans to entrepreneurs, professionals and small- to medium-sized firms.

Small business products include:

•	working capital and lines of credit;

•	business term loans to purchase fixtures and equipment, site acquisition or business expansion;

•	inventory, accounts receivable lending; and

•	construction loans for owner-occupied buildings.

Within small business lending, we also utilize government enhancements such as the U.S. Small Business Administration (“SBA”) programs. These loans will typically be partially guaranteed by the federal government. Government guarantees of SBA loans will not exceed 90% of the loan value, and will generally be less than 90% of the loan value.

Real Estate Loans. We expect that loans secured by first or second mortgages on real estate will make up approximately 65% of the Bank’s loan portfolio. These loans generally fall into one of two categories: commercial real estate loans and construction development loans. These loans include commercial loans where the Bank takes a security interest in real estate out of abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans. We expect to focus our real estate-related activity in four areas: (1) owner-occupied commercial real estate loans, (2) home improvement loans, (3) conforming and non-conforming residential mortgages and (4) commercial real estate development loans.

We offer fixed and variable rates on mortgages. These loans are made consistent with the Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 80%. We expect these loan to value ratios will be sufficient to compensate for fluctuations in real estate market value. Some loans may be sold in the secondary market in conjunction with performance management or portfolio management goals.

Real estate-related products include:

•	acquisition and development (A&D) loans for residential and multi-family construction loans;

•	construction and permanent lending for investor-owned property; and

•	construction and permanent lending for commercial (owner occupied) property.

Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans, we do not advance more than regulatory limits. We require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We also require borrowers to obtain hazard insurance policies and flood insurance if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

Consumer Loans. We offer consumer loans to customers in our primary service area. Consumer lending products include:

•	home improvement loans;

•	installment loans (secured and unsecured); and

•	consumer real estate lending as discussed above.

Consumer loans are generally considered to have greater risk than first or second mortgages on residential real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, or debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans. We have no plans to engage in any sub-prime or speculative lending, including plans to originate loans with relatively high loan-to-value ratios.

Deposit Services

We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, Health Savings Accounts, commercial accounts, savings accounts, and time deposits accounts. The transaction accounts and time certificates are tailored to our primary service area at competitive rates. In addition, we offer certain retirement account services, including IRAs. We solicit these accounts from individuals, businesses, and other organizations.

Other Banking Services

We offer cashier’s checks, banking by mail, remote deposit, online banking, ATM/Debit cards and United States Savings Bonds. We are associated with national ATM networks that may be used by the Bank’s customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We offer credit card services through a third party. We do not have trust powers and we do not offer non-traditional banking products.

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, and money market mutual funds operating in our primary service area. Many of these institutions have substantially greater resources and lending limits than we will have, and many of these competitors offer services, including extensive and established branch networks and trust services that we either do not expect to provide or will not provide initially. Our competitors include large national, super regional and regional banks like Bank of America, PNC/National City, Comerica Bank, Chemical Bank, Fifth Third and Huntington Bank, as well as established local community banks such as Macatawa Bank, Mercantile Bank, Byron Bank and Founders Bank.  Nevertheless, we believe that our management team, our focus on relationship banking, and the economic and demographic dynamics of our service area will allow us to gain a meaningful share of the area’s deposits and lending activities.

Employees

As of March 12, 2010, the Bank had 13 full-time employees.

Supervision and Regulation

Banking is a complex, highly regulated industry.  Consequently, the growth and earnings performance of Grand River Commerce, Inc. and Grand River Bank can be affected, not only by management decisions in general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  These authorities include, but are not limited to, the Federal Reserve, the FDIC (Federal Deposit Insurance Corporation), OFIR (Michigan Office of Financial and Insurance Regulation), the IRS (Internal Revenue Service) and state taxing authorities.  The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  The system of supervision and regulation applicable to Grand River Commerce, Inc. and Grand River Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the Bank’s depositors and the public, rather than the shareholders and creditors.  The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.  The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Grand River Commerce, Inc.

General.  The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is required to register with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.  As a result of the Patriot Act, which is discussed below, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.

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

Dividends.  Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, Grand River Commerce, Inc. as a bank holding company, generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below.  As a Michigan corporation, we are restricted under the Michigan Business Corporation Act from paying dividends under certain conditions.

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

We anticipate that we will incur additional expense when required to comply with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, particularly those regulations relating to the establishment of internal control over financial reporting.

Grand River Bank

General.  The Bank is a Michigan state-chartered bank, the deposit accounts of which are insured by the FDIC. As a state-chartered non-member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OFIR, as the chartering authority for state banks, and the FDIC, as administrator of the deposit insurance fund, and to the statutes and regulations administered by the OFIR and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the OFIR and the FDIC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

Business Activities.  The Bank’s activities are governed primarily by Michigan’s Banking Code of 1999 (the “Banking Code”) and The Federal Deposit Insurance Act, as amended (“FDIA”). The “Gramm-Leach-Bliley Financial Services Modernization Act of 1999,” expands the types of activities in which a holding company or national bank may engage.  Subject to various limitations, the act generally permits holding companies to elect to become financial holding companies and, along with national banks, conduct certain expanded financial activities related to insurance and securities, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency activities; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking.  The Gramm-Leach-Bliley Act also provides that state chartered banks meeting the above requirements may own or invest in “financial subsidiaries” to conduct activities that are financial in nature, with the exception of insurance underwriting and merchant banking, although five years after enactment, regulators will be permitted to consider allowing financial subsidiaries to engage in merchant banking.  Banks with financial subsidiaries must establish certain firewalls and safety and soundness controls, and must deduct their equity investment in such subsidiaries from their equity capital calculations.  Expanded financial activities of financial holding companies and banks will generally be regulated according to the type of such financial activity:  banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators.  Under Section 487.14101 of the Michigan Banking Code, a Michigan state chartered bank, upon satisfying certain conditions, may generally engage in any activity in which a national bank can engage.  Accordingly, a Michigan state chartered bank generally may engage in certain expanded financial activities as described above.  The Bank currently has no plans to conduct any activities through financial subsidiaries.

Deposit Insurance.  Substantially all of the deposits of Grand River Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category (“Risk Category 1 institutions”) ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate, include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 included $1,562 recognized by the Bank in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $40,248 in prepaid risk-based assessments, which included $2,715 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in the total deposit insurance expense for 2009 and is included in Other Expense in the 2009 Consolidated Statement of Operations. The remaining $37,533 in pre-paid deposit insurance is included in accrued interest receivable and other assets on the accompanying consolidated balance sheet as of December 31, 2009.

FDIC insurance expense totaled $10,474 in 2009. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

De Novo Bank Supervision.  In August 2009, the FDIC published guidance that extended supervisory procedures for de novo banks from three years to seven years.  Under this guidance, the Bank will be subject to the de novo supervisory procedures until April 2016.  The effect of the extension is to lengthen the period of time that the Bank will be subject to increased capital requirements, which require the Bank to maintain a leverage ratio of at least 8.0%; to require prior regulatory approval of any material deviation from the Bank’s business plan until April 2016; and to subject the Bank to more frequent regulatory examinations.  See “Prompt Corrective Regulatory Action” below for more information.

Temporary Liquidity Guarantee Program.  On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee will expire on June 30, 2010. Participating institutions will be assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage.

Coverage under the TLGP was available to any eligible institution that did not elect to opt out of the TLGP on or before December 5, 2008. The Bank was not in existence at this time.  However, the Bank did make application to participate in the Transaction Account Guarantee portion of the TLGP. The Company and the Bank did opt out of participating in the Debt Guarantee program.

Branching.  Michigan chartered banks, such as the Bank, have the authority under Michigan law to establish branches throughout Michigan and in any state, the District of Columbia, any U.S. territory or protectorate, and foreign countries, subject to the receipt of all required regulatory approvals.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows the FDIC and other federal bank regulators to approve applications for mergers of banks across state lines without regard to whether such activity is contrary to state law. However, each state can determine if it will permit out of state banks to acquire only branches of a bank in that state or to establish de novo branches.

Loans to One Borrower.  Under Michigan law, a bank’s total loans and extensions of credit and leases to one person is limited to 15% of the bank’s capital and surplus, subject to several exceptions. This limit may be increased to 25% of the bank’s capital and surplus upon approval by a 2/3 vote of its Board of Directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of nonnegotiable consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus.

Enforcement.  The OFIR and FDIC each have enforcement authority with respect to the Bank. The Commissioner of the OFIR has the authority to issue cease and desist orders to address unsafe and unsound practices and actual or imminent violations of law and to remove from office bank directors and officers who engage in unsafe and unsound banking practices and who violate applicable laws, orders, or rules. The Commissioner of the OFIR also has authority in certain cases to take steps for the appointment of a receiver or conservator of a bank.

The FDIC has similar broad authority, including authority to bring enforcement actions against all “institution-affiliated parties” (including shareholders, directors, officers, employees, attorneys, consultants, appraisers and accountants) who knowingly or recklessly participate in any violation of law or regulation or any breach of fiduciary duty, or other unsafe or unsound practice likely to cause financial loss to, or otherwise have an adverse effect on, an insured institution. Civil penalties under federal law cover a wide range of violations and actions. Criminal penalties for most financial institution crimes include monetary fines and imprisonment. In addition, the FDIC has substantial discretion to impose enforcement action on banks that fail to comply with its regulatory requirements, particularly with respect to capital levels. Possible enforcement actions range from requiring the preparation of a capital plan or imposition of a capital directive, to receivership, conservatorship, or the termination of deposit insurance.

Assessments and Fees.  The Bank pays a supervisory fee to the OFIR of not less than $4,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.

Regulatory Capital Requirements.  The Bank is required to comply with capital adequacy standards set by the FDIC. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions. More than one capital adequacy standard applies, and all applicable standards must be satisfied for an institution to be considered to be in compliance. There are three basic measures of capital adequacy: a total risk-based capital ratio, a Tier 1 risk-based capital ratio; and a leverage ratio.

The risk-based framework was adopted to assist in the assessment of capital adequacy of financial institutions by, (i) making regulatory capital requirements more sensitive to differences in risk profiles among organizations; (ii) introducing off-balance-sheet items into the assessment of capital adequacy; (iii) reducing the disincentive to holding liquid, low-risk assets; and (iv) achieving greater consistency in evaluation of capital adequacy of major banking organizations throughout the world. The risk-based guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to different risk categories. An institution’s risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets.

Qualifying capital consists of two types of capital components: “core capital elements” (or Tier 1 capital) and “supplementary capital elements” (or Tier 2 capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and certain other intangible assets. Core capital elements consist of (i) common shareholders’ equity, (ii) noncumulative perpetual preferred stock (subject to certain limitations), and (iii) minority interests in the equity capital accounts of consolidated subsidiaries. Tier 2 capital consists of (i) allowance for loan and lease losses (subject to certain limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments and mandatory convertible debt securities; (iv) term subordinated debt and intermediate term preferred stock (subject to limitations); and (v) net unrealized holding gains on equity securities.

The Bank must also meet a leverage capital requirement. In general, the minimum leverage capital requirement is not less than 4% of Tier 1 capital to total assets if a bank has the highest regulatory rating and is not anticipating or experiencing any significant growth. However, as a condition of the Bank’s charter it must maintain a minimum Tier 1 capital to total assets of 8% during its initial three years of operation, which period was subsequently extended to seven years.

Prompt Corrective Regulatory Action.  The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a bank is considered “well capitalized” if its risk-based capital ratio is at least 10%, its Tier 1 risk-based capital ratio is at least 6%, its leverage ratio is at least 5%, and the bank is not subject to any written agreement, order, or directive by the FDIC.

A bank generally is considered “adequately capitalized” if it does not meet each of the standards for well-capitalized institutions, and its risk-based capital ratio is at least 8%, its Tier 1 risk-based capital ratio is at least 4%, and its leverage ratio is at least 4% (or 3% if the institution receives the highest rating under the Uniform Financial Institution Rating System). A bank that has a risk-based capital ratio less than 8%, or a Tier 1 risk-based capital ratio less than 4%, or a leverage ratio less than 4% (3% or less for institutions with the highest rating under the Uniform Financial Institution Rating System) is considered to be “undercapitalized.” A bank that has a risk-based capital ratio less than 6%, or a Tier 1 capital ratio less than 3%, or a leverage ratio less than 3% is considered to be “significantly undercapitalized,” and a bank is considered “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%.

Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.” In addition, a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by each company that controls a bank that submits such a plan, up to an amount equal to 5% of the bank’s assets at the time it was notified regarding its deficient capital status. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions, and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Payment of Dividends by the Bank.  There are state and federal requirements limiting the amount of dividends which the Bank may pay. Generally, a bank’s payment of cash dividends must be consistent with its capital needs, asset quality, and overall financial condition. Due to FDIC requirements, it is expected that the Bank will not be permitted to make dividend payments to the Company during the first three (3) years of the Bank’s operations. Additionally, OFIR and the FDIC have the authority to prohibit the Bank from engaging in any business practice (including the payment of dividends) which they consider to be unsafe or unsound.

Under Michigan law, the payment of dividends is subject to several additional restrictions. The Bank cannot declare or pay a cash dividend or dividend in kind unless the Bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. The Bank will be required to transfer 10% of net income to surplus until its surplus is equal to its capital before the declaration of any cash dividend or dividend in kind. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts. These limitations can affect the Bank’s ability to pay dividends.

Loans to Directors, Executive Officers, and Principal Shareholders.  Under FDIC regulations, the Bank’s authority to extend credit to executive officers, directors, and principal shareholders is subject to substantially the same restrictions set forth in Federal Reserve Regulation O. Among other things, Regulation O (i) requires that any such loans be made on terms substantially similar to those offered to nonaffiliated individuals, (ii) places limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and (iii) requires that certain approval procedures be followed in connection with such loans.

Certain Transactions with Related Parties.  Under Michigan law, the Bank may purchase securities or other property from a director, or from an entity of which the director is an officer, manager, director, owner, employee, or agent, only if such purchase (i) is made in the ordinary course of business, (ii) is on terms not less favorable to the Bank than terms offered by others, and (iii) the purchase is authorized by a majority of the Board of Directors not interested in the sale. The Bank may also sell securities or other property to its directors, subject to the same restrictions (except in the case of a sale by the Bank, the terms may not be more favorable to the director than those offered to others).

In addition, the Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company, and on the acceptance of stock or other securities of the Company as collateral for loans. Various transactions, including contracts, between the Bank and the Company or must be on substantially the same terms as would be available to unrelated parties.

Standards for Safety and Soundness.  The FDIC has established safety and soundness standards applicable to the Bank regarding such matters as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits, and asset quality and earnings. If the Bank were to fail to meet these standards, the FDIC could require it to submit a written compliance plan describing the steps the Bank will take to correct the situation and the time within which such steps will be taken. The FDIC has authority to issue orders to secure adherence to the safety and soundness standards.

Reserve Requirement.  Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their transaction accounts. Effective October 9, 2008, Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:

•	for transaction accounts totaling $10.3 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $10.3 million up to and including $44.4 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $44.4 million, a reserve requirement of $1.023 million plus 10% of that portion of the total transaction accounts greater than $44.4 million.

•	The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. As of December 31, 2009, the Bank had no reserve requirement.

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

Anti-terrorism Legislation.  In the wake of the tragic events of September 11th, 2001, President Bush signed into law on October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.  Also known as the “Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering.  The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.

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

Available Information

We file annual, quarterly and currents reports and other information with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission’s web site at http://www.sec.gov. Our web site is http://www.grandriverbank.com. Except as explicitly provided, information on any web site is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Item 1A.   Risk Factors.

Not applicable.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

The Bank opened for business with one location at 4471 Wilson Avenue, Grandville, Michigan, which is located approximately five miles southwest of the Grand Rapids city limit and eight miles from downtown Grand Rapids, Michigan. On July 17, 2007, we entered into a three year and two month lease agreement, commencing on November 1, 2007, with nine options to renew for three years each with Southtown Center, LLC. The rent under the terms of the lease is $0 per month from November through December 2007, $2,250 per month from January through February 2008, and $4,100 per month thereafter, subject to a 2% cumulative upward adjustment in each subsequent year.  The lease also allows for nine three year options to renew.  The Company is recognizing the escalating rent expense on a straight-line basis over the term of the agreement.  At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations.  Management is reviewing opportunities to lease additional office space to allow for future growth.

Item 3.   Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently quoted on the OTC Bulletin Board under the symbol “GNRV” and have a sponsoring broker-dealer to match buy and sell orders for our common stock. Although we are quoted on the OTC Bulletin Board, the trading market of our common stock on the OTC Bulletin Board is limited and lacks the depth, liquidity, and orderliness necessary to maintain a liquid market. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no established public trading market in our common stock, and we are not aware of any trading or quotations of our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, there were a limited number of stock trades in 2009 at $10 per share. We have no current plans to seek listing on any stock exchange, and we do not expect to qualify for listing on NASDAQ or any other exchange for at least several years.

The following table sets forth the high and low bid prices as quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	2009
	High		Low
Second quarter	$	NA	$	NA
Third quarter		$5.50		$5.50
Fourth quarter		$6.25		$6.25

Common Stock

As of December 31, 2009, and as of March 12, 2010, 1,700,120 shares of common stock of the Company were issued and outstanding, and there were approximately 742 shareholders of record.  All of our outstanding common stock was issued in connection with our initial public offering, which was completed on April 30, 2009. The price per share in our initial public offering was $10.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, the Bank, to pay dividends to us. Initially, the Company expects that the Bank will retain all of its earnings to support its operations and to expand its business.  Additionally, the Company and the Bank are subject to significant regulatory restrictions on the payment of cash dividends.  In light of these restrictions and the need to retain and build capital, neither the Company nor the Bank plans to pay dividends until the Bank becomes profitable and recovers any losses incurred during its initial operations.  The payment of future dividends and the dividend policies of the Company and the Bank will depend on the earnings, capital requirements and financial condition of the Company and the Bank, as well as other factors that its respective Boards of Directors consider relevant.  For additional discussion of legal and regulatory restrictions on the payment of dividends, see “Part I – Item 1.  Business – Supervision and Regulation.”

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has adopted a stock incentive plan which includes options to officers and directors, the details of which are outlined in Note 10 and Note 11 of the Consolidated Financial Statements.  The Company will seek shareholder approval of such plan at the Company’s first annual meeting of shareholders.

The following table identifies our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders	100,000	10.00	100,000

Total	100,000	$10.00	100,000

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data.

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from the consolidated financial statements and accompanying notes included in this Report.  This discussion should be read in conjunction with the information provided in the Company’s consolidated financial statements and the notes thereto.

Introduction

The following discussion describes our results of operations for 2009 and also analyzes our financial condition as of December 31, 2009. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which the majority of we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance in 2009 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. The Bank holds a significant amount of cash that we expect to diminish over time as we build lending relationships and grow the investment portfolio as yields normalize. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans and our deposits.

Naturally, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the “Provision and Allowance for Loan Loss” section, we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expenses, in the “Noninterest Income” and “Noninterest Expense” sections.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. We encourage you to read this discussion and analysis in conjunction with the consolidated financial statements and the related notes and the other information included in this report.

Basis of Presentation

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and the other information included elsewhere in this report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the consolidated financial statements and the related notes included elsewhere in this report.

General

Grand River Commerce, Inc. is a bank holding company headquartered in Grandville, Michigan. Our bank subsidiary, Grand River Bank, opened for business on April 30, 2009. The principal business activity of the Bank is to provide commercial banking services in Kent County and our surrounding market areas. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

Until the Bank opened, our principal activities related to the organization of the Company and the Bank, the conducting of our initial public offering, the pursuit of approvals from the Office of the Financial and Insurance Regulation (“OFIR”) for our application to charter the bank, the pursuit of approvals from the FDIC for our application for insurance of the deposits of the bank, and the pursuit of approvals from the Federal Reserve to become a bank holding company. The organizational costs incurred during the period from our inception on August 15, 2006 through April 30, 2009, related primarily to consulting fees paid to proposed management, occupancy and interest expenses which totaled $1.8 million. We completed the initial public offering of our stock on April 30, 2009 in which we sold a total of 1,700,120 shares of common stock at $10 per share.  Offering costs of $1.6 million, which consisted primarily of legal, marketing and consulting fees, were netted against proceeds.  We capitalized the Bank with $12,690,000 of the proceeds from the stock offering.  Because our Bank opened on April 30, 2009, a comparison of the years ended December 31, 2009 and December 31, 2008 is not meaningful, and therefore, is not presented.

Summary of Significant Accounting Policies

Our consolidated financial statements are prepared based on the application of certain accounting policies.  Certain of these policies require numerous estimates and strategic or economic assumptions, which are subject to valuation, may prove inaccurate and may significantly affect our reported results and financial position for the period or in future periods.  The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value.  Assets carried at fair value inherently result in more financial statement volatility.  Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available.  When such information is not available, management estimates valuation adjustments.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

Allowance for Loan Losses.  Currently, the Bank is required by its banking charter to maintain an allowance for loan losses at least equal to 1.00% of the outstanding loan balance.  The allowance for loan losses is established to provide for inherent losses which are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in addition to the minimum amount required under regulatory guidelines, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstance surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price if obtainable, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

At December 31, 2009, the Company considers the allowance for loan losses of $134,000 to be adequate to cover potential losses inherent in the loan portfolio.  Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, changing collateral values and the overall quality of the loan portfolio.

Income Taxes.  We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its consolidated financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future income (in the near-term based on current projections), and tax planning strategies.

No assurance can be given that either the tax returns submitted by us or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.   The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest or penalties at either December 31, 2008 or December 31, 2009.

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

Financial Condition at December 31, 2009

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

Total Assets

At December 31, 2009, we had total assets of $29,916,239 million. These assets consisted of cash and deposits due from banks of $8,267,952, federal funds sold of $5,124,934, securities available for sale of $2,486,372, premises and equipment of $280,683, mortgage loans held for sale of $417,000, net loans of $13,217,225, restricted stock of $1,000 and accrued interest receivable and other assets of $121,073. Assets were funded primarily through deposits of $17,463,616, and shareholders’ equity of $12,343,132.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a large percentage of our earning assets are invested in our loan portfolio. Average loans outstanding for the year ended December 31, 2009 were $3.8 million. Before the allowance for loan losses and unearned fees, gross loans including mortgage loans held for sale outstanding at December 31, 2009, were $13.8 million, representing 46% of our total assets. This percentage is expected to increase as the Bank continues to grow.

The principal component of our loan portfolio is loans secured by real estate mortgages. Most of our real estate loans are secured by commercial property, the majority of which is owner occupied. We originate traditional long term residential mortgages, traditional second mortgage residential real estate loans and home equity lines of credit as well. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan.

The following table summarizes the composition of the outstanding balances of our loan portfolio at December 31, 2009.

	Amount	% of Total
Real Estate:
Commercial	$8,505,058	61.77%
Construction and development	1,582,100	11.49
Consumer residential	1,008,629	7.33
Mortgage loans held for sale	417,000	3.02
Home equity	310,155	2.25

Total real estate	11,822,942	85.86

Commercial and industrial	1,939,309	14.09
Consumer – other	5,974	0.05

Gross loans	13,768,225	100.00%

Less allowance for loan losses	134,000

Total loans, net	$13,634,225

The largest component of our loan portfolio at year-end was commercial real estate loans which represented 62% of the total portfolio.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2009.

	One year or less	After one but within five years	After five years	Total

Real estate- construction	$941,632	$640,468	$—	$1,582,100
Real estate- other	480,295	9,337,426	423,121	10,240,842

Total real estate	1,421,927	9,977,894	423,121	11,822,942
Commercial and industrial	1,069,383	869,926	—	1,939,309
Consumer- other	—	5,974	—	5,974
Gross loans	$2,491,310	$10,853,794	$423,121	$13,768,225

Loans maturing- after one year with
Fixed interest rate				$3,717,379
Floating interest rates				$7,559,647

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense in our 2009 consolidated statement of operations. The allowance for loan losses was $134,000 as of December 31, 2009. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectable. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Nonperforming Assets

The Bank has not charged off any loans since commencing operations. There were no nonaccrual or nonperforming loans at December 31, 2009, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

Investments

At December 31, 2009, the $2.5 million in our investment securities portfolio represented approximately 8.3% of our total assets. We held U.S. Government agency securities, mortgage-backed securities, and restricted equity securities. The restricted equity securities are comprised of stock in the Federal Home Loan Bank of Indianapolis. We have invested in agency bonds for purposes of liquidity management, pledging to secure low-cost borrowings, and to take advantage of somewhat higher yields.

Contractual maturities and yields on our investment securities available for sale at December 31, 2009 are shown in the following table at fair value. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
U.S. Government agencies	—	—%	$1,000,625	0.99%	—	—%	—	—%	$1,000,625	0.99%
Mortgage-backed securities issued by U.S. government agencies and corporations	—	—%	—	—%	509,643	2.78%	976,104	3.05%	1,485,747	2.96%
Total	$—	—%	$1,000,625	0.99%	$509,643	2.78%	$976,104	3.05%	$2,486,372	2.16%

Other investments at December 31, 2009 consisted of Federal Home Loan Bank stock with a cost of $1,000.

The amortized costs and the fair value of our investments at December 31, 2009 are shown in the following table.

Available for Sale	Amortized Cost	Fair Value
U.S. government agencies	$1,000,650	$1,000,625
Mortgage- backed securities issued by U.S. government agencies and corporations	1,484,505	1,485,747
Total	$2,485,155	$2,486,372

Cash and Cash Equivalents

Cash and cash equivalents increased to $13.4 million at December 31, 2009, from approximately $41,000 at December 31, 2008.  The drastic increase in cash and cash equivalents is a result of the completion of the initial offering of common stock on April 30, 2009 and deposit growth.   The Company expects that the level of cash and cash equivalents will decline as the Company deploys the cash to fund loan originations and purchase investments.

Premises and Equipment

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment preparing our property to be utilized in the ordinary course of our banking business.  As of December 31, 2009, the Company had incurred capitalized expenditures of approximately $337,000.  The Company has no significant commitment for capital expenditures.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and our capital. Average total deposits for the year ended December 31, 2009 were $6.7 million. The following table shows the balance outstanding and the average rates paid on deposits held by us as of and for the year ended December 31, 2009.

	Amount	Rate
Noninterest bearing demand deposits	$4,278,828	—%
Interest bearing checking	3,460,637	0.84%
Savings	2,074,606	0.98%
Time deposits less than $100,000	4,085,892	2.17%
Time deposits greater than $100,000	3,563,653	2.05%
Total deposits	$17,463,616	1.52%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $13.9 million at December 31, 2009. We can also obtain deposits from outside our market area in the form of brokered time deposits. Brokered time deposits are generally obtained at lower interest rates compared to the rates offered by our local competitors and can be used to support our loan growth.  However, the amount of brokered deposits will be limited per the Bank’s business plan.  At December 31, 2009, we had no brokered deposits. Our loan-to-deposit ratio was 79% at December 31, 2009.

The maturity of our time deposits over $100,000 at December 31, 2009 is set forth in the following table.

Three months or less	$100,362
Over three through six months	692,229
Over six through twelve months	2,268,844
Over twelve months	502,218
Total	$3,563,653

Short-Term Borrowings

Until April 30, 2009, we had a line of credit which was guaranteed by our organizers at the prime rate minus 0.25% that was primarily used to fund the organizational and start-up costs of the Bank.   The $2.7 million in borrowed funds at December 31, 2008 represented advances from the organizers of the Company of $1.3 million and advances under a line of credit facility with a third party lender of $1.4 million.  The advances under the short-term borrowings were repaid from the proceeds of the initial offering.  In addition, the advances due to the organizers were repaid through a combination of proceeds from the initial offering as well as the issuance of shares of common stock.

Capital Resources

Total shareholders’ equity was $12.3 million at December 31, 2009. Shareholders’ equity is comprised of proceeds from the completion of our initial public offering, which raised $13.6 million net of offering expenses and reduced by losses consisting of organization and start-up expense aggregating $3.4 million. Of the proceeds, $12.7 million was used to capitalize the Bank. We retained the remaining offering proceeds to provide additional capital for investment in the Bank, if needed, or to fund other activities which may from time to time be considered appropriate investments of capital at some point in the future. Equity was further reduced by the net loss for 2009 of $1.6 million.

The Federal Reserve and bank regulatory agencies require bank holding companies and depository institutions to maintain regulatory capital requirements at adequate levels based on a percentage of assets and off-balance sheet exposures. However, under the Federal Reserve Board’s guidelines, we believe we are a “small bank holding company,” and thus qualify for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Regardless, we still maintain levels of capital on a consolidated basis that qualify us as “well capitalized” under the Federal Reserve’s capital guidelines.

Nevertheless, the Bank is subject to regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Under the capital adequacy guidelines, the Bank is required to maintain a certain level of Tier 1 and total risk-based capital to risk-weighted assets. At least half of the Bank’s total risk-based capital must be comprised of Tier 1 capital, which consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The remainder may consist of Tier 2 capital, which is subordinated debt, other preferred stock and the general reserve for loan losses, subject to certain limitations. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

To be considered “adequately capitalized” under the various regulatory capital requirements administered by the federal banking agencies the Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, the Bank must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first seven years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of December 31, 2009, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at December 31, 2009.

Total risk-based capital	78.99%
Tier 1 risk-based capital	78.09%
Leverage capital	45.06%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation. As of December 31, 2009, there were no significant firm commitments outstanding for capital expenditures.

Return on Equity and Assets

The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2009. Since our inception, we have not paid cash dividends.

Return on average assets	(7.73)%
Return on average equity	(13.00)%
Equity to assets ratio	59.42%

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our consolidated financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2009, we had issued but unused commitments to extend credit of $12.2 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Results of Operations for the Year Ended December 31, 2009

Introductory Note

As referenced above, the Company was capitalized and acquired the Bank on April 30, 2009.  The Bank opened for business on the same day but with limited operations.  The results of operations for periods prior to April 30, 2009 represent only our results of operations as a development stage company, which consisted primarily of incurring pre-opening expenses without the offsetting benefit of any material revenue.  Accordingly, because our results of operations for periods prior to April 30, 2009 do not include any period of banking operations, the Company does not believe that comparisons of our results of operations during these periods are meaningful in evaluating our results of operations for the year ended December 31, 2009.  Therefore, certain comparisons of our results of operations for the year ended December 31, 2009 to our results of operations for the year ended December 31, 2008 have been omitted from the disclosures below.

Net Loss

Our net loss was $1,610,016 for 2009. The net loss includes pre-opening expenses of $297,088. We incurred a total of $3.4 million in organizational and pre-opening expenses from inception (August 2006) to the Bank’s opening date.

Included in the loss for 2009 is a non-cash expense of $134,000 related to the provision for loan losses. The allowance for loan loss reserve was $134,000 as of December 31, 2009, or 1.00% of gross loans, excluding loans held for sale.

Net Interest Income

Net interest income for 2009 was $131,691. Total interest income for the period was $214,840 and was offset by interest expense of $83,149. The components of interest income were from loans, including fees, of $181,749, federal funds sold and interest earned on excess balances of correspondent accounts of $24,850, and investment income of $8,241.  Interest expense was comprised of interest paid on deposit accounts of $66,470 and borrowing expense of $16,679.  For 2008, borrowing expense totaled $40,725.  Borrowing expense is related to a $1,750,000 revolving line of credit used to fund organizational and pre-opening expenses available from an unaffiliated financial institution.  The note was not renewed after the maturity date and was repaid on April 30, 2009, upon release of offering funds held in escrow.

Our net interest spread and net interest margin were 0.10% and 0.98%, respectively, in 2009. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average earning assets. The largest component of average earning assets during 2009 was loans.

Average Balances, Income and Expenses, and Rates

The following table sets forth, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities, for 2009. Such yields are derived by dividing income or expense by the average balance of the corresponding asset or liability. Average balances have been derived from the daily balances throughout the period indicated.  Yields have been annualized to account for the Bank opening April 30, 2009, where appropriate.

	Average Balance	Income/ Expense Annualized	Yield/ Rate
Earning assets:
Federal funds sold	$14,992,482	$24,850	0.25%
Investment securities	1,190,547	8,241	1.04
Loans(1)	3,825,336	181,749	7.13
Total earning-assets	20,008,365	214,840	1.59%
Nonearning assets	828,583
Total assets	$20,836,948
Interest-bearing liabilities:
NOW accounts	$1,931,261	$10,998	0.84%
Savings	1,256,402	8,328	0.98
Time deposits	3,296,953	47,144	2.12
Total interest-bearing deposits	6,484,616	66,470	1.54
Borrowings(2)	552,285	16,679	3.02
Total interest-bearing liabilities	$7,036,901	83,149	1.65%
Noninterest bearing liabilities	1,410,641
Shareholders’ equity	12,389,406
Total liabilities and Shareholders’ equity	$20,836,948
Net interest spread			0.10%
Net interest income/ margin		$131,691	0.98%

(1) There were no loans in nonaccrual status in 2009.
(2) Borrowings represent full year of expense in 2009.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. Due to 2009 being the first year of our banking operations, all interest income and expense is attributable to the volume of earning assets and interest-bearing liabilities, respectively. Therefore, we have omitted the table analyzing changes in net interest income as it would not be meaningful.

Interest Rate Sensitivity

We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The principal monitoring technique employed by us is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth our interest rate sensitivity at December 31, 2009.

(in thousands)	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold	$5,125	$—	$—	—	$5,125
Interest-bearing accounts	8,041	—	—	—	8,041
Investment securities	—	—	1,000	1,486	2,486
Loans	9,208	779	3,637	144	13,768

Total earning assets	$22,374	$779	$4,637	$1,630	$29,420

Interest-bearing liabilities:
NOW accounts	$3,460	$—	$—	—	$3,460
Regular savings	2,075	—	—	—	2,075
Time deposits	180	5,875	1,595	—	7,650
Total interest-bearing liabilities	$5,715	$5,875	$1,595	$—	$13,185

Period gap	$16,658	$(5,096)	$3,042	$1,630	$16,234
Cumulative gap	16,658	11,562	14,604	16,234	16,234
Ratio of cumulative gap total assets	391.43%	199.75%	210.75%	223.12%	223.12%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight Federal Funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.

We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when it is liability-sensitive. We are cumulatively asset sensitive through the first twelve months and cumulatively asset sensitive beyond one year. However, gap analysis is not a precise indicator of interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our consolidated statement of operations during 2009. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Our provision for loan losses was $134,000 for 2009. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

Noninterest income for 2009 totaled $34,686. The largest portion of noninterest income was generated by interest earned on escrow funds related to the capital campaign of $19,298.  Gains on sales of loans totaled $13,409 and service charges on deposit accounts and other fees totaled $1,979 for the year ended December 31, 2009. The volume of loans originated for sale totaled $1.2 million during the eight months the Bank was in operation.  Management does not expect significant increases in the volume of loans originated for sale in 2010.

Noninterest Expenses

Noninterest expenses for the year ended December 31, 2009 totaled $1,642,393. Included in total noninterest expenses is $297,088 related to pre-opening and organizational costs incurred prior to the Bank’s opening on April 30, 2009. Salaries and employee benefits comprised the largest component of noninterest expense totaling $739,524 for 2009. Included in salaries and employee benefits expense was $22,100 of expense related to the issuance of stock options to directors of the Company, and $19,359 of expense related to the issuance of options to employees. Additional components of noninterest expense for the year consisted of occupancy and equipment expense of $134,904, professional fees of $292,583, legal fees of $55,016, data processing and IT related services expenses of $56,721, and advertising and marketing expenses of $61,604.  Management does not expect significant increases in noninterest expenses for 2010.

Income Tax Expense

No income tax expense or benefit was recognized during the year ended December 31, 2009 due to the tax loss carry-forward position of the Company.  An income tax benefit may be recorded in future periods, when the Company begins to become profitable and management believes that profitability will continue for the foreseeable future.  No Federal income tax liability is expected for 2010.  An income tax receivable of $9,692 represents the Company’s overpayment of projected Michigan Business Tax for 2009.  This receivable is expected to be sufficient to offset the Company’s 2010 projected Michigan Business Tax.

Liquidity

Liquidity represents the ability of the Bank to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. For an operating Bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

The liquidity of a Bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and re-pricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds.   Our primary sources of funds are cash and cash equivalents, deposits, principal and interest payments on loans and investment maturities.  While scheduled amortization of loans is a predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition.  The Company currently has no other sources of liquidity.  However, the Bank has become a member of the Federal Home Loan Bank of Indianapolis, which will provide the Bank with a secured line of credit.  Collateral will primarily consist of specific pledged loans and investment securities.  However, until the loan portfolio is large enough to support borrowings no loans are expected to be pledged.  Other sources of liquidity are being reviewed.  Present sources of liquidity are considered sufficient to meet current commitments.  At December 31, 2009, the Company had no borrowed funds outstanding.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination of loans.  At December 31, 2009, outstanding unused lines of credit totaled $8,220,784 and there were no standby letters of credit.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business. As of December 31, 2009, the Bank had $3,976,000 of outstanding unfunded loan commitments.  A majority of these commitments represent commercial loans and lines of credit.

Certificates of deposit scheduled to mature in one year or less approximates $6,055,000 at December 31, 2009. Management estimates that a significant portion of such deposits will remain with the Bank.

Capital Expenditures

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment to be utilized in the ordinary course of our banking business.  As of December 31, 2009, the Company had incurred capitalized expenditures of approximately $337,000.

Item 7A.   Quantative and Qualitative Disclosures about Market Risk.

Because the Company is a smaller reporting company, disclosure under this item is not required.

Item 8.      Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company accompanied by the report of our independent registered public accounting firm are set forth on pages 31 through 66 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Grand River Commerce, Inc.
Grandville, Michigan

We have audited the accompanying consolidated balance sheets of Grand River Commerce, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grand River Commerce, Inc. as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rehmann Robson P.C.

Grand Rapids, Michigan
March 16, 2010

CONSOLIDATED FINANCIAL STATEMENTS
GRAND RIVER COMMERCE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents
Cash	$8,267,952	$40,525
Federal funds sold	5,124,934	—
Total cash and cash equivalents	13,392,886	40,525

Investment Securities, available for sale (Note 2)	2,486,372	—
Federal Home Loan Bank Stock, at cost	1,000	—
Mortgage loans held for sale	417,000	—
Loans (Note 3)
Total loans	13,351,225	—
Less: allowance for loan losses	134,000	—
Net loans	13,217,225	—
Premises and equipment (Note 4)	280,683	107,958
Interest receivable and other assets	121,073	16,045
TOTAL ASSETS	$29,916,239	$164,528

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Deposits (Note 5)
Non-interest bearing	$4,278,828	$—
Interest bearing	13,184,788	—
Total deposits	17,463,616	—

Short-term borrowings (Note 7)	—	1,360,000
Other borrowings (Note 8)	—	1,288,002
Interest payable and other liabilities	109,491	74,759
Total liabilities	17,573,107	2,722,761

Commitments and contingencies (Note 14 and Note 17)

Shareholders’ equity (deficit)
Common Stock, $0.01 par value, 10,000,000 shares authorized — 1,700,120 shares issued and outstanding at December 31, 2009, no shares issued and outstanding at December 31, 2008	17,001	—
Additional paid-in capital (deficit)	14,948,729	(1,065,527)
Additional paid-in capital warrants	479,321	—
Accumulated deficit	(3,102,722)	(1,492,706)
Accumulated other comprehensive income	803	—
Total shareholders’ equity (deficit)	12,343,132	(2,558,233)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$29,916,239	$164,528

The accompanying notes are an integral part of these consolidated financial statements.

GRAND RIVER COMMERCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Interest income
Loans, including fees	$181,749	$—
Securities	8,241	—
Federal funds sold and other income	24,850	558
Total interest income	214,840	558

Interest expense
Deposits	66,470	—
Borrowings	16,679	40,725
Total interest expense	83,149	40,735

Net interest income (expense)	131,691	(40,167)

Provision for loan losses	134,000	—
Net interest income (expense) after provision for loan losses	(2,309)	(40,167)

Non-interest income
Service charges and other fees	1,979	—
Escrow interest	19,298	—
Other	13,409	—
Total non-interest income	34,686	—

Non-interest expenses
Salaries and benefits	739,524	—
Occupancy and equipment	134,904	74,881
Share based payment awards (Note 10)	41,459	—
Training and travel	22,675	11,763
Data processing and computer support	56,721	2,822
Marketing	61,604	4,374
Professional fees	292,583	619,827
Printing, postage and office supplies	41,678	8,808
Legal fees	55,016	—
Audit and related fees	113,421	60,163
Bank service charges	6,375	2,796
Michigan business tax	5,800	—
Insurance	29,518	18,817
Telephone and data communications	35,440	7,594
Other	5,675	3,006

Total non-interest expenses	1,642,393	814,851

Net loss	$(1,610,016)	$(855,018)

Basic loss per share	$(0.95)	N/A
Diluted loss per share	$(0.95)	N/A

The accompanying notes are an integral part of these consolidated financial statements.

GRAND RIVER COMMERCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2009	2008

Net loss	$(1,610,016)	$(855,018)
Other comprehensive income
Unrealized gains on securities available for sale	1,217	—
Deferred income tax benefit	(414)	—
Comprehensive loss	$(1,609,213)	$(855,018)

The accompanying notes are an integral part of these consolidated financial statements.

GRAND RIVER COMMERCE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Additional Paid in Capital (Deficit)	Additional Paid in Capital Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2008	$—	$(556,272)	$—	$(637,688)	$—	$(1,193,960)
Costs directly attributable to proposed common stock offering	—	(509,255)	—	—	—	(509,255)
Net loss	—	—	—	(855,018)	—	(855,018)

Balance, December 31, 2008	—	(1,065,527)	—	(1,492,706)	—	(2,558,233)

Issuance in initial public offering of 1,700,120 common shares (net of cash offering costs of $532,081)	17,001	16,452,118	—	—	—	16,469,119
Share based payment awards under equity compensation plan	—	41,459	—	—	—	41,459
Issuance of common stock warrants in connection with initial public common stock offering	—	(479,321)	479,321	—	—	—
Comprehensive loss	—	—	—	(1,610,016)	803	(1,609,213)

Balance, December 31, 2009	$17,001	$14,948,729	$479,321	$(3,102,722)	$803	$12,343,132

The accompanying notes are an integral part of these consolidated financial statements.

GRAND RIVER COMMERCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows from operating and pre-operating activities
Net loss	$(1,610,016)	$(855,018)
Adjustments to reconcile net loss to net cash used in operating and pre-operating activities
Share based payment awards issued under equity compensation plan	41,459	—
Provision for loan losses	134,000	—
Net, (accretion) amortization on investment securities	(908)	—
Deferred income tax benefit	(414)	—
Net realized gain on sale of loans	(10,748)	—
Depreciation	65,772	19,525
Net change in:
Mortgage loans held for sale	(417,000)
Interest receivable and other assets	(105,028)	(4,552)
Interest payable and other liabilities	34,732	65,749
Net cash used in operating activities	(1,868,151)	(774,296)

Cash flows from investing activities
Loan principal (originations) collections, net	(13,340,477)	—
Activity in available for sale securities
Maturities and prepayments	1,028,766	—
Purchase of securities	(3,513,013)	—
Purchase of Federal Home Loan Bank stock	(1,000)	—
Purchase of equipment	(238,497)	(66,669)
Net cash used in investing activities	(16,064,221)	(66,669)

Cash flows from financing activities
Acceptances of and withdrawals of deposits, net	17,463,616	—
Proceeds from issuance of common stock, net of offering costs of $532,081	16,469,119	—
Payments of costs directly attributable to proposed common stock offering	—	(509,255)
Net short-term borrowings (repayments)	(1,360,000)	1,110,000
Net other borrowings (repayments)	(1,288,002)	253,000
Net cash provided by financing activities	31,284,733	853,745

Net increase in cash and cash equivalents	13,352,361	12,780

Cash and cash equivalents, beginning of year	40,525	27,745

Cash and cash equivalents, end of the year	$13,392,886	$40,525

Supplemental cash flows information:
Cash paid during the period for interest	$84,025	$35,164

The accompanying notes are an integral part of these consolidated financial statements.

Grand River Commerce, Inc.
Notes to Consolidated Financial Statements

Note 1:Organization, Business and Summary of Significant Accounting Principles

Nature of Organization and Basis of Presentation

Grand River Commerce, Inc. (“GRCI”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo Bank in Michigan.  GRCI’s fiscal year ends on December 31.  Upon receiving regulatory approvals to commence business in April 2009, GRCI capitalized Grand River Bank, a de novo Bank, (the “Bank”) which also has a December 31 fiscal year end.  Prior to this date, GRCI was considered a developmental stage enterprise for financial reporting purposes.

On April 30, 2009, GRCI completed an initial public offering of common stock, raising in excess of $17,000,000 in equity capital prior to offering costs, through the sale of shares of GRCI’s common stock. On the same date, GRCI acquired 100% of the authorized, issued, and outstanding shares of common stock, par value $0.01 per share, of the Bank.  The Bank issued 1,500,000 shares of common stock to GRCI at a price of $8.46 per share or an aggregate price of $12,690,000 (the “Purchase Price”).  This amount reflected the amount required for regulatory purposes to be invested in the Bank by GRCI in order for the Bank to begin operations.  GRCI paid the Purchase Price in cash. Proceeds of the offering were used to capitalize the Bank and provide working capital.

The Bank is a wholly-owned subsidiary of GRCI. Prior to its acquisition by GRCI, the Bank had no operations, assets, or liabilities.  The Bank is chartered by the State of Michigan.  The Bank is a full-service commercial Bank headquartered in Grandville, Michigan.  The Bank serves Grandville, Grand Rapids and their neighboring communities with a broad range of commercial and consumer banking services to small- and medium-sized businesses, professionals, and local residents who it believes will be particularly responsive to the style of service which the Bank provides.

Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Bank’s primary markets.  The Bank’s results of operations can be significantly affected by changes in interest rates or changes in the automotive and agricultural industries which comprise a significant portion of the local economic environment.

The Bank’s primary deposit products are interest and noninterest bearing checking accounts, savings accounts and time deposits and its primary lending products are real estate mortgages, commercial and consumer loans.  The Bank does not have significant concentrations with respect to any one industry, customer, or depositor.

The Bank is a state chartered bank and is a member of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is subject to the regulations and supervision of the FDIC and state regulators and undergoes periodic examinations by these regulatory authorities.  The Company is also subject to regulations of the Federal Reserve Board governing bank holding companies.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GRCI and the Bank (collectively, “the Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates and assumptions.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, share-based compensation, and the valuation of deferred tax assets. In connection with the determination of the allowance for loan losses management obtains independent appraisals for significant properties.

Management believes that the allowance for losses on loans is adequate to absorb losses inherent in the portfolio. As there is no historical loss information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near term.

Significant Accounting Policies

Fair Values of Financial Instruments

Fair value refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers based on the assumptions market participants would use when pricing an asset or liability.  Assumptions are developed based on prioritizing information within a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity's own data.  The Company may choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Company to record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At December 31, 2009 and 2008, the Company had not elected the fair value option for any financial assets or liabilities not otherwise required to be reported at fair value.

For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those financial instruments for which there is an active market.  In cases where the market for a financial asset or liability is not active, the Company includes appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when developing fair value measurements.  Fair value measurements for assets and liabilities for which limited or no observable market data exists are accordingly based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors.  Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.  Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.  For a further discussion of Fair Value Measurement, refer to Note 6 to the consolidated financial statements.

Organization and Pre-opening Costs

Organization and pre-opening costs represent incorporation costs, offering costs, legal and accounting costs, consultant and professional fees and other costs relating to our formation.  Cumulative organization and pre-opening costs incurred from inception to the commencement of operations on April 30, 2009 totaled $1,789,794 and have been expensed.

Offering Costs

Direct and incremental costs relating to the offering of common stock totaled $1,597,608 through April 30, 2009 and were charged against the offering proceeds.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold, and securities purchased under agreements to resell, all of which mature within ninety days.  Generally, federal funds are sold for a one-day period.  The Company maintains deposit accounts in various financial institutions which generally exceed the FDIC insured limits or are not insured.

Investment Securities

Debt securities that management has the positive intent and the Company has the ability to hold to maturity are classified as securities held to maturity and are recorded at amortized cost. Securities not classified as securities held to maturity, including equity securities with readily, determinable fair values, are classified as securities available for sale and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income (loss).  Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI).  In determining whether an other than temporary impairment exists for debt securities, management must assert that: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit risk.  The amount of the impairment related to other risk factors (interest rate and market) is recognized as a component of other comprehensive income. Realized gains and losses on the sale of securities are included in earnings using the specific identification method for determining the amortized cost of securities sold.

Federal Home Loan Bank Stock

Restricted stock consists of Federal Home Loan Bank (FHLB) stock, which represents an equity interest in this entity and is recorded at cost plus the value assigned to dividends. This stock does not have a readily determinable fair value because ownership is restricted and lacks a market.

Mortgage Loans Held for Sale

Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance of which the provision is accounted for in the consolidated statements of operations.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and unamortized premiums or discounts on purchased loans. Interest credited to income on a daily basis based upon the principal amount outstanding. Management estimates that direct costs incurred in originating loans classified as held-to-maturity approximate the origination fees generated on these loans.  Therefore, net deferred loan origination fees on loans classified as held-to-maturity are not included on the accompanying consolidated balance sheets.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is evaluated by management on a regular basis and is maintained at a level believed to be adequate by management to absorb loan losses based upon evaluations of known and inherent risks in the loan portfolio.

Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio consists of loans issued primarily in the past three months of the year, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.

Specific allowance for losses are established for large impaired loans on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. A general allowance is established for non-impaired loans. The general component is based on historical loss experience adjusted for qualitative factors. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual, growth in the loan portfolio and other economic and industry factors. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.

Unallocated allowance relates to inherent losses that are not otherwise evaluated in the first two elements. The qualitative factors associated with unallocated allowance are subjective and require a high degree of management judgment. These factors include the inherent imprecision in mathematical models and credit quality statistics, recent economic uncertainty, losses incurred from recent events, and lagging or incomplete data.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when 1) the assets have been legally isolated from the Bank, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  As of December 31, 2009, the Company had no foreclosed real estate.

Premises and Equipment

Equipment is carried at cost less accumulated depreciation.  Depreciation is computed principally by the straight line method based upon the estimated useful lives of the assets, which range generally from 3 to 9 years. Major improvements are capitalized and appropriately amortized based upon the useful lives of the related assets or the expected terms of the leases, if shorter, using the straight line method. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur.  Management annually reviews these assets to determine whether carrying values have been impaired.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carry forwards.  Valuation allowance are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.  As a result of the Company commencing operations in the second quarter of 2009, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period and the first year of operations has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.

Deferred Tax Assets and Valuation Allowance

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

Share-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  An expense equal to the fair value of the awards over the requisite service period of the awards is recognized in the consolidated statements of operations. The Company estimates the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term.  These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.  The per share fair value of options is highly sensitive to changes in assumptions.  In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield.  For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases.  The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

Advertising Costs

All advertising costs, amounting to $61,604 and $4,374 in 2009 and 2008, respectively are expensed as incurred.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section in the consolidated balance sheet, such items, along with net income, are components of comprehensive income (loss).

Loss per Share

Basic and diluted loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.  Weighted-average common shares outstanding for the eight month period ended December 31, 2009 totaled 1,700,120. Common stock equivalents consisting of Common Stock Options and Common Stock Purchase Warrants as described in Notes 10 and 11 are anti-dilutive and are therefore excluded.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business the Bank enters into off balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are considered to be guarantees; however, as the amount of the liability related to such guarantees on the commitment date is considered insignificant, the commitments are generally recorded only when they are funded.

Reclassifications

Certain amounts as reported in the 2008 financial statements have been reclassified to conform with the 2009 presentation.

Effects of Newly Issued Effective Accounting Standards

On July 1, 2009, the Financial Accounting Standards Board (FASB) completed the FASB Accounting Standards Codification, “The FASB Codification”(ASC), as the single source of authoritative U.S. generally accepted accounting principles (GAAP), superseding all then existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants. ASC Topic 105 reorganized the authoritative literature comprising GAAP into a topical format. ASC is now the source of authoritative GAAP recognized by the FASB to be applied by all nongovernmental entities. ASC is effective for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP and, therefore, did not impact the Company’s consolidated financial statements. However, since it completely supersedes existing standards, it affected the way authoritative accounting pronouncements are referenced in our consolidated financial statements and other disclosure documents. Specifically, all references in this report to new or pending financial reporting standards use the ASC Topic number.

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

FASB ASC Topic 715, “Compensation – Retirement Benefits.” In December 2008, new authoritative guidance under ASC Topic 715, “Compensation – Retirement Benefits” was issued. ASC Topic 715 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post- retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets.  The adoption of this standard had no impact on the Company’s consolidated financial statements.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”  This standard will impact any future business combination the Company enters into.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

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

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  In March 2010, ASC Topic 855, “Subsequent Events” was amended by Accounting Standards Update (ASU) No. 2010-09 , “Amendments to Certain Recognition and Disclosure Requirements”, to exclude entities that file or furnishes financial statements with the SEC from disclosing the date through which subsequent events have been evaluated.  The new authoritative guidance is effective immediately.  Although the Corporation must continue to evaluate subsequent events through the date on which the consolidated financial statements are issued the Corporation is no longer required to disclose the date on which subsequent events have been evaluated.

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

Note 2: Investment Securities

The amortized cost and fair value of investment securities classified as available for sale including gross unrealized gains and losses, were as follows as of December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$1,000,650	$—	$(25)	$1,000,625
Mortgage-backed securities issued by U.S. government agencies	1, 484,505	6,660	(5,418)	1, 485,747
Total	$2,485,155	$6,660	$(5,443)	$2,486,372

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2009, by contractual maturity are shown below.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately

	Amortized Cost	Fair Value
Due in one year to five years	$1,000,650	$1,000,625
Mortgage-backed securities	1,484,505	1,485,747
Total	$2,485,155	$2,486,372

There were no sales of securities during the year ended December 31, 2009.

Securities with unrealized losses not recognized in income at year-end 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than Twelve Months
	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(25)	$1,000,625
Mortgage-backed securities issued by U.S. government agencies	(5,418)	509,643
Total	$(5,443)	$1,510,268

Management has asserted that it does not have the intent to sell securities in an unrealized loss position and that it is more likely than not it will not have to sell the securities before recovery of its cost basis; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

There were no investment securities owned as of December 31, 2008.

Note 3: Loans and Allowance for Loan Losses

The components of the outstanding loan balances as of December 31, 2009 are as follows. There were no loans outstanding as of December 31, 2008.

Commercial – non-real estate	$1,939,309
Real estate:
Commercial	9,297,734
Construction and development	1,582,100
Residential	215,953
Home equity	310,155
Consumer	5,974
Total loans	13,351,225
Less:
Allowance for loan losses	134,000
Net loans	$13,217,225

Changes in the allowance for loan losses during 2009 are as follows:

Balance, beginning of the year	$—
Provision charged to operations	134,000
Loans charged-off	—
Recoveries	—
Balance, end of year	$134,000

There were no impaired loans, non-accrual loans or loans 90 days past due and still accruing interest as of December 31, 2009.  In addition, no loans were transferred to foreclosed real estate in 2009.

Note 4: Premises and Equipment

Major classifications of these premises and equipment are summarized as follows at December 31:

	2009	2008
Leasehold improvements	$44,540	$—
Furniture, fixtures and equipment	292,185	130,611
Accumulated depreciation	(56,042)	(22,653)
Premises and equipment, net	$280,683	$107,958

Depreciation expense was $65,772 and $19,525 for 2009 and 2008, respectively.

Note 5: Deposits

The components of the outstanding deposit balances as of December 31, 2009 are as follows:

Non-interest bearing demand	$4,278,828
Interest bearing
Checking	3,460,637
Savings	2,074,606
Time, under $100,000	4,085,892
Time, over $100,000	3,563,653
Total deposits	$17,463,616

Scheduled maturities of time deposits for the years succeeding December 31, 2009, are as follows:

2010	$6,054,941
2011	1,373,557
2012	221,047
Total	$7,649,545

There were no deposits outstanding as of December 31, 2008.

Note 6: Financial Instruments Recorded at Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale investment securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis.  As of December 31, 2009, the Company had no assets or liabilities recorded at fair value on a nonrecurring basis.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Assets

Cash and cash equivalents:  The carrying amounts of cash and short-term instruments, including Federal Funds sold approximate fair values.

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

FHLB stock: The redeemable carrying amount of these securities with limited marketability approximates their fair value.

Mortgage loans held for sale: Mortgage loans held for sale are carried at fair value of the lower of cost or market value. Fair value is based on independent quoted market prices. Quoted market prices are based on what secondary markets are currently offering for portfolios with similar characteristics. As such, we classify those loans subjected to nonrecurring fair value adjustments as Level 2.

Loans:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., real estate mortgage, commercial, and installment) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The resulting amounts are adjusted to estimate the effect of declines, if any, in the credit quality of borrowers since the loans were originated.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit:  Demand, savings, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for variable rate certificates of deposit approximate their recorded carrying value.  Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Borrowings: The carrying amounts of short-term borrowings and other borrowings approximate their fair values. Fair values of borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet credit-related instruments:  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties’ credit standings.  The Bank does not charge fees for lending commitments; thus it is not practicable to estimate the fair value of these instruments.

Assets Recorded at Fair Value on a Recurring Basis

All of the Bank’s securities available for sale are classified within Level 2 of the valuation hierarchy as quoted prices for similar assets are available in an active market.

The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2009 (000s omitted), on the Consolidated Balance Sheet and by valuation hierarchy (as described above).  The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

	Level 1	Level 2	Level 3	Total

Securities available for sale	$—	$2,486	$—	$2,486

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis:

Disclosure of the estimated fair values of financial instruments, which differ from carrying values, often requires the use of estimates. In cases where quoted market values in an active market are not available, the Company uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets are as follows as of December 31 (000’s omitted):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$13,393	$13,393	$41	$41
U.S. government agencies	1,001	1,001	—	—
Mortgage-backed securities	1,485	1,485	—	—
Mortgage loans held for sale	417	417	—	—
Net loans	13,217	13,481	—	—
Federal Home Loan Bank Stock	1	1	—	—
Accrued interest receivable	26	26	—	—

Financial liabilities
Deposits	17,464	18,061	—	—
Accrued interest payable	4	4	—	—
Short-term borrowings	—	—	1,360	1,360
Other borrowings	—	—	1,288	1,288

Note 7: Short Term Borrowings

The Company had a $1,750,000 revolving line-of-credit, which had an outstanding balance of $1,360,000 at December 31, 2008, available from an unaffiliated financial institution.  The note was not renewed after the maturity date and was repaid on April 30, 2009, upon release of offering funds held in escrow.

Note 8: Other Borrowings

Advances in the amount of $1,288,002 were outstanding from the Company’s organizers as of December 31, 2008.  The advances were non-interest bearing and were repaid upon the release of offering funds held in escrow on April 30, 2009.

Note 9: Operating Lease

In November 2007, the Company began leasing a building and is obligated under an operating lease agreement through December 2010, with nine options to renew for three years each with Southtown Center, LLC. The rent under the terms of the lease is $0 per month from November through December 2007, $2,250 per month from January through February 2008, and $4,100 per month thereafter, subject to a 2% cumulative upward adjustment in each subsequent year.  The Company is recognizing the expense including the escalating amounts on a straight-line basis over the term of the agreement.  The lease provides that the Company pays insurance and certain other operating expenses applicable to the leased premise.  The lease also stipulates that the Company may use and occupy the premise only for the purpose of maintaining and operating a bank.

Note 10: Common Stock Options

On June 23, 2009, the Board of Directors of GRCI approved the adoption of the Grand River Commerce, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) which provides for the reservation of 200,000 authorized shares of GRCI’s common stock, $0.01 par value per share, for issuance upon the exercise of certain common stock options, that may be issued pursuant to the terms of the 2009 Plan.  GRCI will solicit approval of the 2009 Plan from its shareholders at its annual meeting to be held in April 2010.

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

During the second quarter of 2009, GRCI awarded and issued options for the purchase of 100,000 shares of Company common stock.  The total options outstanding at December 31, 2009 were 100,000.  No options have been exercised. Management options have a 5 year vesting period and Director options have a 3 year vesting period.  All such options expire in 10 years and have a $10 per share strike price.

The Company estimates the fair value of its stock options using the calculated value on the grant date.  The Company currently measures compensation cost of employee and director stock options based on the calculated value instead of fair value because it is not practical to estimate the volatility of our share price.  The Company does not maintain an internal market for its shares, and shares have not yet traded publically.  The Company’s stock is traded over the counter under the symbol GNRV. GRCI’s initial stock offering was completed in April 2009.  The calculated value method requires that the volatility assumption used in an option-pricing model be based on the historical volatility of an appropriate industry sector index.

The Company measures the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards.  The cost is recognized as compensation expense over the vesting period of the awards.  The Company estimates the fair value of all stock options on each grant date, using an appropriate valuation approach based on the Black-Scholes option pricing model.

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

Calculated volatility	12.00%
Weighted average dividends	0.00%
Expected term (in years)	7yrs
Risk-free rate	2.70%

A summary of option activity under the 2009 Plan for the twelve months ended December 31, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Granted	100,000	$10.00	9.75	$—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2009	100,000	$10.00	9.75	$—

There are no common stock options able to be exercised at December 31, 2009.  The weighted-average grant-date calculated value approximated $243,100 for options granted during the second quarter of 2009.  As of December 31, 2009, there was approximately $201,600 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.9 years.

Note 11: Common Stock Purchase Warrants

The Company measures the cost of equity instruments based on the grant-date fair value of the award (with limited exceptions).  The Company estimates the fair value of all common stock purchase warrants on each grant date, using an appropriate valuation approach based on the Black-Scholes option pricing model.

In recognition of the substantial financial risks undertaken by the members of the Company’s organizing group, GRCI granted common stock purchase warrants to such organizers.  As of December 31, 2009, GRCI had granted warrants to purchase an aggregate of 305,300 shares of common stock.  These warrants are exercisable at a price of $10.00 per share, the initial offering price, and may be exercised within ten years from the date that the Bank opened for business.  The warrants vested immediately.

In connection with the issuance of these warrants, the Company determined a share-based payment value, using the Black Scholes option-pricing model, of $479,321 for the twelve months ended December 31, 2009.  This amount was charged entirely to the additional paid in capital of the 2009 common stock offering.  The fair value of each warrant issued was estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions.

Dividend yield or expected dividends	0.00%
Risk free interest rate	2.02%
Expected life	5 yrs
Expected volatility	12.00%

Note 12: Employee Benefits and Consulting Agreements

The Company has a Safe Harbor 401(k) plan covering all employees, which began in 2009.  Contributions under the 401(k) plan are made by the employee with the Company contributing 100% of the employee deferral for the first 3% compensation and the Company contributing 50% of the deferral for the next 2% of the employee’s deferral.  The cost of the plan amounted to $18,285 in 2009.

The Company had consulting agreements with individuals to perform management functions for the Company prior to inception of the Bank.  The terms of the agreements began on the date signed and were terminated upon the opening of the Bank.  The total monthly commitment related to these consulting agreements was $43,582, plus expenses for medical coverage, housing allowance and certain travel expenses.  The total expense for related agreements was $199,848 and $571,694 for 2009 and 2008, respectively and has been included in professional fees on the statements of operations.

Note 13: Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carry forwards.  Valuation allowance is established when necessary to reduce the deferred tax assets to the amount expected to be realized.  As a result of the Company commencing operations in the second quarter of 2009, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.

Deferred taxes are comprised of the following at December 31:

	2009	2008
Deferred tax assets
Start-up costs	$581,484	$507,520
Non-employee stock option plan	7,514	—
Net operating loss carryforward	470,327	—
Other	791	—
Total deferred tax asset	1,060,116	507,520

Deferred tax liabilities
Depreciation	(3,657)	—
Allowance for loan losses	(8,202)	—
Accretion on securities	(89)	—
Total deferred tax liability	(11,948)	—

Net deferred tax asset	1,048,168	507,520

Less valuation allowance	1,048,168	507,520

Total	$—	$—

Reconciliation of income taxes at statutory rate (34%) to effective rate for the year end December 31:

	2009	2008
Tax at federal statutory rate	$(547,406)	$(507,520)
Other	6,758	—
Change in valuation allowance	540,648	507,520
Federal income taxes	$—	$—

The federal and state net operating loss carryforwards of $1,383,315 will expire beginning in 2029 if not previously utilized.

The Company and its subsidiary are subject to U.S. federal income tax.  There are no material uncertain tax positions requiring the recognition in the Company’s consolidated financial statements.  The Company recognizes interest and or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest and penalties at December 31, 2009 and 2008, and is not aware of any claims for such amounts by federal income tax authorities.

Note 14: Commitments

On March 4, 2009, GRCI entered into an Agency Agreement with Commerce Street Capital, LLC (“CSC”) regarding the placement of GRCI’s common stock in connection with our initial public offering.  The contract expired on April 30, 2009. Pursuant to the agreement, the Company agreed to pay CSC a commission fee equal to (i) 5% of the gross proceeds from subscriptions received from investors who were not introduced to the Company by CSC and (ii) 6% of the gross proceeds from subscriptions received from investors who were introduced to the Company by CSC. However, no commissions were paid with respect to (a) subscriptions received from the Company’s directors, officers or organizers prior to February 23, 2009, or (b) subscriptions received from investors for which all funds were held in escrow prior to February 23, 2009. The Company also agreed to pay CSC monthly consulting fees of $20,000 during the offering.  The Company paid a total of $299,713 after completion of the offering; these consulting fees were offset against the commission fees paid to CSC at the closing of the offering. In addition, the Company reimbursed CSC for its reasonable expenses.  The contract expired on April 30, 2009.

Additionally, the Company has entered into various contracts and agreements related to the operations of the Bank.  These contracts and agreements are in the normal course of operations of a bank and consist primarily of software and professional services related to installation and support of software.

Note 15: Minimum Regulatory Capital Requirements and Restrictions on Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.  The prompt corrective action regulations provide four classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  The Company is restricted from paying dividends until such time as the Bank achieves profitability on a continuing basis and the Bank has sufficient capital to do so.  The Bank is required to maintain a minimum ratio of Tier 1 capital to average assets of 8% for the first seven years of operation.  The Bank was well capitalized as of December 31, 2009.

The Bank’s actual capital amounts and ratios as of December 31, 2009 are presented in the following table (dollars in thousands):

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$11,731	78.99%	$1,188	8.00%	$1,485	10.00%
Tier 1 capital (to risk-weighted assets)	11,597	78.09	594	4.00	891	6.00
Tier 1 capital (to average assets)	11,597	45.06	1,029	4.00	1,287	5.00

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

Note 16: Related Party Transactions

In the ordinary course of business, the Bank grants loans to certain directors, principals, officers and their affiliates.  Loans and commitments to principal officers, directors and their affiliates as of December 31, 2009 are presented in the following table:

Beginning balance	$—
New loans and line advances	1,399,917
Repayments	(276,900)
Ending balance	$1,123,017

Deposits from principal officers, directors and their affiliates as of December 31, 2009 were $899,388.

Note 17: Off-Balance Sheet Activities

To meet the financial needs of its customers, the Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments are comprised of unused lines of credit, overdraft lines and loan commitments.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments.  The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower.  These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.  Commitments may expire without being used.  Risk to credit loss exists, up to the face amounts of these instruments, although material losses are not anticipated.

The contractual amount of financial instruments with off-balance sheet risk as of December 31, 2009 was as follows:

	Fixed	Variable	Total
Unfunded commitments under lines of credit and overdraft lines	$1,780,106	$6,440,678	$8,220,784
Commitments to grant loans	3,660,000	316,000	3,976,000
Total	$5,440,106	$6,756,678	$12,196,784

Unfunded commitments under commercial lines of credit, revolving home equity lines of credit and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  The commitments for equity lines of credit may expire without being drawn upon.  These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.  A majority of such commitments are at fixed rates of interest; a portion is unsecured.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Note 18: Parent Company Only Financial Information

Following are the parent company only financial statements:

Balance Sheets	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$710,243	$40,525
Premises and equipment	4,976	107,958
Other assets	34,482	16,045
Investment in subsidiary	11,597,193	—
TOTAL ASSETS	$12,346,894	$164,528

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Short-term borrowings	$—	$1,360,000
Other borrowings	—	1,288,002
Other liabilities	3,762	74,759
Shareholders’ Equity (deficit)	12,343,132	(2,558,233)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,346,894	$164,528

Statements of Operations	Year Ended December 31,
	2009	2008

Other interest income	$762	$558
Interest expense	16,679	40,725
Net interest expense	(15,917)	(40,167)

Noninterest income	19,298	—

Noninterest expenses
Occupancy and equipment	36,969	74,881
Professional fees	279,063	679,423
Other operating expenses	44,986	60,547
Total noninterest expenses	361,018	814,851

Equity in undistributed loss of subsidiary	(1,252,379)	—

Net loss	$(1,610,016)	$(855,018)

Parent Company Only Financial Information
Statements of Cash Flows	December 31,
	2009	2008
Cash flows from operating and pre-operating activities
Net loss	$(1,610,016)	$(855,018)
Depreciation expense	13,982	19,525
Equity in undistributed loss of subsidiary	1,252,379	—
Stock based compensation expense	41,459	—
Net change in:
Other assets	(33,956)	(4,552)
Other liabilities	(70,996)	65,749
Net cash used in operating activities	(407,148)	(774,296)

Cash flows from investing activities
Investment in subsidiary	(12,690,000)	—
Purchase of equipment	(54,251)	(66,669)
Net cash used in investing activities	(12,744,251)	(66,669)

Cash flows from financing activities
Proceeds from issuance of common stock	15,962,200	(509,255)
Stock issuance costs	(532,081)
Net short-term borrowings (repayments)	(1,360,000)	1,110,000
Net other borrowings (repayments)	(249,002)	253,000
Net cash provided by financing activities	13,821,117	853,745

Net increase in cash and cash equivalents	669,718	12,780

Cash and cash equivalents, beginning of year	40,525	27,745

Cash and cash equivalents, at the end of the year	$710,243	$40,525

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

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

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 15d-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Item9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Robert P. Bilotti (45), Chairman of the Bank and Company, President and Chief Executive Officer of the Company.  Mr. Bilotti is the Chief Executive Officer and President of the Company and Chairman of the Bank and the Company.  He has spent the greater part of his career in the hotel industry, although he is also a recognized attorney who has practiced commercial real estate, banking and tax law.  From 2004 to 2006, he served as Senior Vice President of Sales and Development for Cendant Corporation, Inc., a global hotel franchise company and Fortune 100 company.  From 1995 to 2004, he worked as Vice President of Franchise and Sales Development and the Director of Franchise Sales in the Midwest region for US Franchise Systems, Inc.  He is the recipient of numerous prestigious awards and accolades for sales.  Prior to 1995, he worked as an attorney practicing primarily commercial real estate and banking law.  He is a graduate of Le Moyne College with a Bachelors degrees of Science in Finance, and he earned his law degree at Albany Law School.

Richard J. Blauw, Jr. (42), Director.  Mr. Blauw is a director of the Company and the Bank.  He is the Chief Financial Officer of and a partner in a number of large dairy and row crop operations throughout the Midwest.   He is also a partner in an agricultural consulting and accounting office.  During his career Mr. Blauw, a CPA, worked with the audit groups of international public accounting firms in Chicago, Illinois and Boise, Idaho.  He was the controller for a food processing company and had financial reporting responsibilities at a Fortune 100 computer chip manufacturer.  He currently serves on the board of Westminster Theological Seminary, California.  A Chicago native, Mr. Blauw is a graduate of Trinity Christian College.

David H. Blossey (55), Director; President and Chief Executive Officer of the Bank.  Mr. Blossey is the President and Chief Executive Officer of the Bank and director of the Company and the Bank.  He has approximately 30 years of experience in the banking industry.  Most recently, he has worked as the Community Bank President of Chemical Bank in Bay City, Michigan, primarily in a business development role.  In 2005, he was the President and Chief Executive Officer of Huron Valley State Bank, a de novo bank in Milford, Michigan.  He served as Senior Vice President and Senior Commercial Loan Officer at Chemical Bank & Trust Co. from 1999 to 2003.  Starting his banking career in 1981, he has worked in several other Michigan banks throughout his career, including Republic Bank, First of America Bank – Alpena and Michigan National Bank.  He is a graduate of Michigan State University and received his MBA with an emphasis in Information Systems and Analysis from Central Michigan University.  Mr. Blossey graduated from the Graduate School of Banking – University of Wisconsin in 1998, and is also a graduate of the American Bankers Association’s National School of Commercial Lending – University of Oklahoma and the National School of Commercial Lending Graduate School - University of Oklahoma.

Cheryl M. Blouw (63), Director.  Ms. Blouw is a director of the Company and the Bank.  She began her career in 1964 with Michigan National Bank.  In 1980 she began working for Ottawa Savings Bank, where she became Senior Vice President of retail banking and served on the executive management team.  After Ottawa Savings Bank was acquired by Fifth Third Bank, Ms. Blouw served in the role of Vice President-Retail Banking Officer.  Ms Blouw is currently the Treasurer of Sunset Association, a local senior retirement community.  In the greater West Michigan community, she has served as the Treasurer of her church board, President of a local Chamber of Commerce, and in various roles with several other non-profit organizations.  She is a graduate of Davenport College with a degree in Business Administration.

Jeffrey Elders (41), Director.  Mr. Elders is a director of the Company and the Bank and Treasurer of the Company.  He has been a Certified Public Accountant since 1992.  He became a partner in 1996 with Buchholz and Elders.  He currently is a partner in VanderLugt Mulder DeVries & Elders.  In addition to being partner in several real estate ventures, Mr. Elders also has been active in the community, serving in such positions as Treasurer of the Grandville Chamber of Commerce, Vice President of the Jenison Christian Schools Education Foundation and Treasurer of the Jenison Christian School Board.  Mr. Elders graduated from Calvin College with a Bachelor degree of Science in Accountancy.

Lawrence B. Fitch (63), Director.  Mr. Fitch is a director of the Company and the Bank.  He has had over 25 years of experience in the banking industry.  From 1997 to 2005, he served as the President and Chief Executive Officer of State Bank of Caledonia, which was acquired by Chemical Financial Corporation in 2004.  From 1987 to 1997, he was the President and Chief Executive Officer of Arcadia Bank, which was subsequently purchased by FMB and later Huntington Bank, in Kalamazoo, Michigan.  Mr. Fitch served in various positions at Comerica Bank in Detroit, Michigan from 1969 through 1987, including managing trust operations.  He is a graduate of the University of Michigan with a Bachelors degree in Business Administration.

David K. Hovingh (43), Director.  Mr. Hovingh is a director of the Company.  He founded Hovingh Concrete Inc. in 1990 where he currently is a co-owner of Kent County cattle farms which, raises Texas Longhorn cattle and span a combined 220 acres.  Mr. Hovingh is originally from the Hudsonville/Allendale area.  In addition to operating his business and cattle farms, Mr. Hovingh also supports local school athletic boosters and stays active in his local church

Roger L. Roode (69), Director.  Mr. Roode is a director of the Company and the Bank.  He has spent 40 years in the banking, and insurance industries.  His banking experience focused on management of consumer finance, loan origination, loan servicing, and consumer loan securitization.  He currently serves as Chairman and CEO of ABFS Insurance Agency, a wholesaler of specialty insurance products; he has previously served as the Chairman and CEO of three other insurance agencies, including American Bankers Financial Services, Grand General Insurance Agency and Caravaner Insurance.  In his community, he has served as the Secretary on his church board and as President of the Unity Christian High School Board.  He has also served on the boards of American Reliable Insurance Company and Manufactured Housing Institute Financial Services Division, as well as having been a member of the Grand Rapids Economics Club.  He is a graduate of Calvin College.

Jerry A. Sytsma (39), Director.  Mr. Sytsma is a director of the Company and the Bank, and Vice President and Surety of the Company.  He is a Senior Manager with Caterpillar’s lift truck division and is responsible for sales to its dealer network in North and South America.  In addition, Mr. Sytsma has a variety of local real-estate investments in residential and commercial properties.  Mr. Sytsma is an active volunteer in community organizations, church and business associations in his community in Ada, Michigan.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is filing this Annual Report on Form 10-K pursuant to Section 15(d) of the Securities Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all directors, officers and employees.  A copy of the Code of Ethics is available on the Bank’s website at www.grandriverbank.com.  A copy of the Code of Ethics may be obtained, without charge, upon written request addressed to Grand River Commerce, Inc. 4471 Wilson Ave SW, Grandville, MI  49518 Attn: Corporate Secretary.  The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Corporate Secretary at (616) 929-1610.

Audit and Compliance Committee

The Board of Directors has established an Audit and Compliance Committee, which is comprised of independent directors who meet the requirements for independence as defined in NASDAQ Marketplace Rule 420 (a) (15).  The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors.  The Audit Committee is responsible for retaining the independent public accountants to be selected to audit the Company’s annual consolidated financial statements.  The Audit Committee also evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion.  The Board of Directors has adopted a written charter for the Audit Committee.  During 2009, the Audit and Compliance Committee held 6 meetings.

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

Summary Compensation Table for Fiscal Years 2008 and 2009

The following table provides certain information concerning compensation earned for services rendered in all capacities by our principal executive officer and principal financial officer during the fiscal years ended December 31, 2008 and 2009.

Summary Compensation Table

Name and Principal Position	Entity	Year	Salary	Option Awards(1)	All Other Compensation(2)	Total
Robert P. Bilotti Chairman	Grand River Bank	2009	$99,199	$55,250	$15,890	$170,339
President & CEO, GRCI	Grand River Bank (IO)	2008	$150,000	$—	$39,556	$189,556
David H. Blossey	Grand River Bank	2009	$173,616	$55,250	$27,116	$255,982
President and CEO, the Bank	Grand River Bank (IO)	2008	$175,000	$—	$24,440	$199,440
Elizabeth Bracken	Grand River Bank	2009	$88,843	$11,050	$2,663	$102,556
Chief Financial Officer	Grand River Bank (IO)	2008	$87,970	$—	$12,220	$100,190
Mark A. Martis	Grand River Bank	2009	$109,130	$22,100	$7,453	$138,683
Chief Lending Officer	Grand River Bank (IO)	2008	$82,200	$—	$—	$82,200

(1)      Refer to Note 10 Common Stock Options in the consolidated financial statements for the relevant assumptions used to determine the valuation of our option awards.
(2)      Includes 401k match, automobile allowance, and insurance premium payments for Mr. Blossey; insurance premium payments and expense allowance for Mr. Bilotti; insurance premium payments and 401k match for Ms. Bracken and payment to Mr. Martis for opting out of the Bank health insurance plan and 401k match.

Employment Agreements

David H. Blossey. Grand River Bank entered into an employment agreement with David H. Blossey regarding his employment as President and Chief Executive Officer.  The agreement commenced on April 30, 2009 when the Bank opened for business and continues in effect for a period of three years (with certain exceptions).  The Board may elect to extend the term of the employment agreement prior to the completion of the three year term.

Under the terms of the agreement, Mr. Blossey receives a base salary of $175,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank’s Board of Directors and may be increased as a result of that review.  Mr. Blossey will be eligible to participate in any executive incentive bonus plans and all other benefit programs that the Bank has adopted. Mr. Blossey will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance. In addition, the Bank will provide Mr. Blossey with term life insurance coverage for a term of not less than 10 years.

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

Robert P. Bilotti. Grand River Bank entered into an employment agreement with Robert P. Bilotti regarding his employment as Chairman of the Board of Directors.  The agreement commenced on April 30, 2009, when the Bank opened for business and continues in effect for a period of five years (with certain exceptions).  The Board may elect to extend the term of the employment agreement prior to the completion of the five year term.

Under the terms of the agreement, Mr. Bilotti receives a base salary of $75,000 per year.  Following the first year of the agreement, the base salary will be reviewed by the Bank’s Board of Directors and may be increased as a result of that review.  Mr. Bilotti will be eligible to participate in any executive incentive bonus plans and all other benefit programs that the Bank has adopted.  Mr. Bilotti will also receive other customary benefits such as health, dental and life insurance, and membership fees to banking and professional organizations. In addition, the Bank will provide Mr. Bilotti with standard term life insurance coverage with a death benefit of not less than $150,000.

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

Elizabeth C. Bracken. Grand River Bank entered into an employment agreement with Elizabeth C. Bracken as Chief Financial Officer and Senior Vice President of Operations.  The agreement commenced when the Bank opened for business on April 30, 2009, and continues in effect for a period of three years (with certain exceptions).  The Board may elect to extend the term of the employment agreement prior to the completion of the three year term.

Under the terms of the agreement, Ms. Bracken receives a base salary of $93,000 per year.  Following the first year of the agreement, the base salary will be reviewed by the Bank’s Board of Directors and may be increased as a result of that review.  Ms. Bracken will be eligible to participate in any executive incentive bonus plan and all other benefit programs that the Bank has adopted.  Ms. Bracken also receives other customary benefits such as health, dental and life insurance, and membership fees to banking and professional organizations.  In addition, the Bank will provide Ms. Bracken with term life insurance coverage for a term of not less than ten (10) years.

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

Mark Martis. Grand River Bank entered into an employment agreement with Mark Martis regarding his employment as Chief Lending Officer and Senior Vice President.  The agreement commenced when the Bank opened for business on April 30, 2009 and continues in effect for a period of three years (with certain exceptions).  The Board may elect to extend the term of the employment agreement prior to the completion of the three year term.

Under the terms of the agreement, Mr. Martis receives a base salary of $110,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank’s President and Chief Executive Officer and may be increased as a result of that review.  Mr. Martis will be eligible to participate in any executive incentive bonus plans and all other benefit programs that the Bank has adopted.  Mr. Martis is also eligible to receive other customary benefits such as health, dental and life insurance, and membership fees to banking and professional organizations. In any year that Mr. Martis does not elect health and dental insurance, he is entitled to a payment of 1% of his salary.  The agreement may be cancelled at any time by the Bank.

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

We estimate that compensation payable to the Bank’s executive officers during its first 12 months of operations will total $453,000.  We do not currently expect the Bank to enter into employment agreements with any of its employees other than Mr. Blossey, Mr. Bilotti, Ms. Bracken and Mr. Martis; all of its other employees will be employees-at-will serving at the pleasure of the Bank.

Outstanding Equity Awards

The Company has approved a plan to award employees options to purchase shares of common stock at $10.00 per share.  The options vest over a five year period.  We have previously awarded options to officers of the Company and the Bank in the following amounts:  Robert P. Bilotti, 25,000 shares; David H. Blossey, 25,000 shares; Elizabeth C. Bracken, 5,000 shares; and Mark Martis, 10,000 shares.

The following tables set forth information on outstanding stock option awards held by the executive officers at December 31, 2009, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option:

Outstanding Equity Awards

The Company has approved a plan to award employees options to purchase shares of common stock at $10.00 per share.  The options vest ratably over a five year period.  During the 2009 fiscal year, we awarded options to executive officers of the Company and the Bank in the following amounts:  Robert P. Bilotti, 25,000 shares; David H. Blossey, 25,000 shares; Elizabeth C. Bracken, 5,000 shares; and Mark Martis, 10,000 shares.

The following table sets forth information on outstanding stock option awards granted to the executive officers during the 2009 fiscal year, including the number of shares underlying both exercisable and unexercisable portions of each grant as well as the exercise price and the expiration date of each option granted in 2009:

Outstanding Equity Awards

Name	Grant Date	Date approved by Board	Number of securities underlying unexercised option exercisable	Number of securities underlying unexercised option unexercisable(1)	Option exercise price	Fair Value as of grant date	Option expiration date
Robert P. Bilotti	4/30/2009	6/23/2009	-	25,000	$10.00	$55,250	4/30/2019
David H. Blossey	4/30/2009	6/23/2009	-	25,000	10.00	55,250	4/30/2019
Elizabeth C. Bracken	4/30/2009	6/23/2009	-	5,000	10.00	11,050	4/30/2019
Mark A. Martis	4/30/2009	6/23/2009	-	10,000	10.00	22,100	4/30/2019

(1) Options will become exercisable on April 30, 2010.

Compensation of Independent Directors

The Company has approved a plan to award each of its independent director’s options to purchase 5,000 shares of common stock at $10.00 per share.  The options vest ratably over a three year period.

The following table sets forth information on outstanding stock option awards granted to the independent directors of the Company during the 2009 fiscal year, including the number of shares underlying both exercisable and unexercisable portions of each grant as well as the exercise price and the expiration date of each option granted in 2009:

Outstanding Equity Awards

Name	Grant Date	Date approved by Board	Number of securities underlying unexercised option exercisable	Number of securities underlying unexercised option unexercisable(1)	Option exercise price	Fair Value as of grant date	Option expiration date
Richard J. Blauw, Jr.	4/30/2009	6/23/2009	-	5,000	$10.00	$11,050	4/30/2019
Cheryl M. Blouw	4/30/2009	6/23/2009	-	5,000	$10.00	$11,050	4/30/2019
Jeffrey A. Elders	4/30/2009	6/23/2009	-	5,000	$10.00	$11,050	4/30/2019
Lawrence B. Fitch	4/30/2009	6/23/2009	-	5,000	$10.00	$11,050	4/30/2019
David K. Hovingh	4/30/2009	6/23/2009	-	5,000	$10.00	$11,050	4/30/2019
Roger L. Roode	4/30/2009	6/23/2009	-	5,000	$10.00	$11,050	4/30/2019
Jerry A. Sytsma	4/30/2009	6/23/2009	-	5,000	$10.00	$11,050	4/30/2019

(1) Options will become exercisable on April 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the following information for each of our directors and executive officers:

•	the number of shares of common stock he or she owns beneficially; and

•	the percentage that the number of shares beneficially owned bears to the total number of shares outstanding of the Company.

The number of shares indicated in the table as beneficially owned, and the percentage ownership information, is based on “beneficial ownership” concepts as defined by the federal securities laws.  In general, beneficial ownership includes shares owned by spouses, minor children and other relatives residing in the same household, trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.  In addition, this table reflects organizer warrants, which are exercisable upon issuance.  The table does reflect employee and director stock options that have been granted to a particular executive officer or director to the extent they have vested, in any part, as of the date of this proxy statement.  The addresses of each of our directors and executive officers is the same as our address.

Name	Number of shares beneficially owned	Percentage of class
Directors
Robert P. Bilotti(1)	46,395	2.71%
David H. Blossey (2)	5,000	0.29%
Richard J. Blauw, Jr.(3)	35,305	2.06%
Cheryl M. Blouw(4)	31,595	1.85%
Jeffrey A. Elders(5)	24,645	1.44%
Lawrence B. Fitch(6)	5,000	0.29%
David K. Hovingh(7)	34,118	1.99%
Roger L. Roode(8)	29,695	1.74%
Jerry A. Sytsma(9)	26,895	1.57%
Total directors, as a group	238,648	13.43%
Executive officers who are not directors
Elizabeth C. Bracken(10)	1,500	0.09%
Mark A. Martis(11)	11,748	0.69%
All directors and executive officers, as a group (11 persons)	251,896	14.18%

Notes to beneficial ownership table

(1)
Includes organizer warrants to acquire 10,795 shares of common stock; 5,600 shares held jointly with Mr. Bilotti’s wife; 4,000 shares held of record for the benefit of Mr. Bilotti’s IRA; and 6,000 shares held of record for the benefit of Mr. Bilotti’s Simple 401K Plan.

(2)	Includes 5,000 shares held of record for the benefit of Mr. Blossey’s IRA.

(3)
Includes organizer warrants to acquire 12,030 shares of common stock (of which 1,235 warrants are held by Meadow Rock Dairy, L.L.C. and attributed to Mr. Blauw through his 12.4% ownership interest in Meadow Rock Dairy, L.L.C.); 4,000 shares held jointly with Mr. Blauw’s wife; 12,000 shares held by the Richard J Jr. and Kimberly S. Blauw Trust, which Mr. and Mrs. Blauw serve as trustees; and 6,175 shares of common stock held by Meadow Rock Dairy, L.L.C. and attributed to Mr. Blauw through his 12.4% ownership interest in Meadow Rock Dairy, L.L.C.

(4)
Includes organizer warrants to acquire 10,795 shares of common stock; 19,700 shares held of record for the benefit of Mrs. Blouw’s IRAs; and 1,100 shares held by the Ronald P and Cheryl M Blouw Living Trust, which Mr. and Mrs. Blouw serve as trustees.

(5)	Includes organizer warrants to acquire 10,795 shares of common stock; and 11,600 shares held of record for the benefit of Mr. Elders’ IRA.

(6)	Includes 5,000 shares held by the Lawrence B. Fitch Revocable Trust, which Mr. Fitch serves as trustee.

(7)	Includes organizer warrants to acquire 10,795 shares of common stock; 6,350 shares held jointly with Mr. Hovingh’s wife; and 16,973 shares held of record for the benefit of Mr. Hovingh’s IRA.

(8)	Includes organizer warrants to acquire 10,795 shares of common stock; and 18,900 shares held by the Roger L. Roode Trust, which Mr. Roode serves as trustee.

(9)
Includes organizer warrants to acquire 10,795 shares of common stock; 15,220 held by the Jerry and Lynn Sytsma Trust, which Mr. and Mrs. Sytsma serve as trustees; and 880 shares held of record for the benefit of the IRA of Mr. Sytsma’ wife.

(10)	Includes 500 shares held of record for the benefit of Ms. Bracken’s IRA; and 1,000 shares held of record for the benefit of the IRA of Ms. Bracken’s husband.

(11)	Includes 9,992 shares held of record for the benefit of Mr. Martis’ IRA; and 1,756 shares held of record for the benefit of the IRA of Mr. Martis’ wife.

The following table sets forth information regarding persons or groups known to us who have beneficial ownership of more than five percent of our common stock.  Any shareholder is required to obtain prior approval of the Board of Governors of the Federal Reserve System before acquiring additional shares or exercising warrants or stock options such that the shareholder’s ownership percentage would equal or exceed 10% of the issued and outstanding shares of common stock of the Company after such acquisition or exercise."

Name and Address of Principal Shareholder	Number of shares beneficially owned	Percentage of class

Great Midwest Investments, L.L.C.(1) 50 64th Avenue, Suite A Coopersville, Michigan 49404	120,000	6.98%
Timothy den Dulk(2) 50 64th Avenue, Suite A Coopersville, Michigan 49404	180,000	10.40%

Notes to beneficial ownership table

(1)	Includes organizer warrants to acquire 20,000 shares of common stock.

(2)
Includes 100,000 shares of common stock held by Great Midwest Investments, L.L.C. and attributed to Mr. Dulk through his 50% ownership interest in Great Midwest Investments, L.L.C.; 50,000 shares of common stock held by Meadow Rock Dairy, L.L.C. and attributed to Mr. Dulk through his 53.1% ownership interest in Meadow Rock Dairy, L.L.C.; 20,000 organizer warrants held by Great Midwest Investments, L.L.C. and attributed to Mr. Dulk through his 50% ownership interest in Great Midwest Investments, L.L.C.; and 10,000 organizer warrants held by Meadow Rock Dairy, L.L.C. and attributed to Mr. Dulk through his 53.1% ownership interest in Meadow Rock Dairy, L.L.C.

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

The following table shows the fees that the Company paid or accrued for the audit and other services provided by Rehmann Robson, independent registered public accounting firm for  2009 and 2008:

	2009	2008
Audit Fees	$62,550	$33,365
Audit-Related Fees	9,170	26,148
Tax Fees	2,750	—
All Other Fees	—	—
Total	$74,470	$59,513

Audit Fees

Includes the aggregate fees billed for professional services rendered by Rehmann Robson for 2009 and 2008 for the audit of our annual consolidated financial statements and the limited reviews of our interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

This category includes the aggregate fees billed for non-audit services related to research and discussion of related accounting matters, exclusive of the fees disclosed relating to audit fees, rendered by Rehmann Robson for 2009 and 2008.

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

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” filed under item 8 of this report.

(a) (2) Financial Statement Schedules

None.  The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

(b)

Number	Description
1.1	Agency Agreement by and between the Company and Commerce Street Capital, LLC*
3.1	Articles of incorporation**
3.2	Bylaws**
3.3	Amended and Restated Bylaws***
4.1	Specimen common stock certificate**
4.2	Form of Grand River Commerce, Inc. Organizers’ Warrant Agreement**
4.3	See Exhibits 3.1 and 3.2 for provisions of the articles of incorporation and bylaws defining rights of holders of the common stock
10.3	Form of Grand River Commerce, Inc. 2009 Stock Incentive Plan+**
10.4	Employment Agreement by and between Grand River Bank and David H. Blossey+
10.5	Employment Agreement by and between Grand River Bank and Robert P. Bilotti+
10.6	Employment Agreement by and between Grand River Bank and Elizabeth C. Bracken+
10.7	Consulting Agreement by and between Grand River Commerce, Inc. and David H. Blossey+**
10.8	Consulting Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+**
10.9	Consulting Agreement by and between Grand River Commerce, Inc. and Elizabeth C. Bracken+**
10.12	Employment Agreement by and between Grand River Bank and Mark Martis+
10.13	Consulting Agreement by and between Grand River Commerce, Inc. and Mark Martis+**
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a compensatory plan or contract

*	Previously filed as an exhibit to our Current Report on Form 8-K filed March 10, 2009

**	Previously filed as an exhibit to the registration statement filed November 16, 2007

***	Previously filed as an exhibit to our Current Report on Form 8-K filed May 30, 2008

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

SIGNATURE	TITLE	DATE

/s/ Robert P. Bilotti	Director, President and Chief Executive Officer	03/17/2010
Robert P. Bilotti (1)

Director
Richard J. Blauw, Jr.

/s/ David H. Blossey	Director	03/17/2010
David H. Blossey

/s/ Cheryl M. Blouw	Director	03/17/2010
Cheryl M. Blouw

/s/ Elizabeth C. Bracken	Chief Financial Officer	03/17/2010
Elizabeth C. Bracken (2)

/s/ Jeffrey A. Elders	Director and Treasurer	03/17/2010
Jeffrey A. Elders

/s/ Lawrence B. Fitch	Director	03/17/2010
Lawrence B. Fitch

Director
David K. Hovingh

Director
Roger L. Roode

/s/ Jerry S. Sytsma	Director and Vice President	03/17/2010
Jerry S. Sytsma

(1)      Principal executive officer
(2)      Principal financial and accounting officer