Form 10-Q
period 2010-03-31
GRAND RIVER COMMERCE INC
filed 2010-05-13
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

☐ Yes ☑ No

The number of shares outstanding of the issuer’s Common Stock, as of the latest practicable date was 1,700,120 shares as of May 10, 2010.

GRAND RIVER COMMERCE, INC.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents
Cash	$4,529,620	$8,267,952
Federal funds sold	3,204,307	5,124,934
Total cash and cash equivalents	7,733,927	13,392,886

Securities, available for sale	4,424,738	2,486,372
Federal Home Loan Bank Stock, at cost	1,000	1,000
Mortgage loans held for sale	—	417,000
Loans
Total loans	20,497,054	13,351,225
Less: allowance for loan losses	206,000	134,000
Net loans	20,291,054	13,217,225
Premises and equipment	262,229	280,683
Interest receivable and other assets	159,049	121,073
TOTAL ASSETS	$32,871,997	$29,916,239

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Non-interest bearing	$3,458,074	$4,278,828
Interest bearing	17,373,136	13,184,788
Total deposits	20,831,210	17,463,616

Interest payable and other liabilities	133,231	109,491
Total liabilities	20,964,441	17,573,107

Shareholders’ equity
Common Stock, $0.01 par value, 10,000,000 shares authorized — 1,700,120 shares issued and outstanding at March 31, 2010, and at December 31, 2009	17,001	17,001
Additional paid-in capital	14,957,240	14,948,729
Additional paid-in capital warrants	479,321	479,321
Accumulated deficit	(3,550,485)	(3,102,722)
Accumulated other comprehensive income	4,479	803
Total shareholders’ equity	11,907,556	12,343,132

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,871,997	$29,916,239

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Interest income
Loans, including fees	$217,066	$—
Securities	17,812	—
Federal funds sold and other income	5,971	129
Total interest income	240,849	129

Interest expense
Deposits	60,925	—
Borrowings	—	10,650
Total interest expense	60,925	10,650

Net interest income (expense)	179,924	(10,521)

Provision for loan losses	72,000	—
Net interest income (expense) after provision for loan losses	107,924	(10,521)

Non-interest income
Service charges and other fees	706	—
Other	4,548	—
Total non-interest income	5,254	—

Non-interest expenses
Salaries and benefits	319,898	—
Occupancy and equipment	40,945	22,835
Share based payment awards	8,511	—
Travel and training	10,862	4,365
Data processing	25,959	519
Marketing	24,585	306
Professional fees	22,798	149,030
Printing and office supplies	9,793	1,963
Legal fees	28,508	6,285
Audit fees and other related fees	37,670	13,910
Bank service charges	2,998	56
Insurance	14,319	4,993
Telephone and data communications	11,475	2,463
Other	2,620	220
Total non-interest expenses	560,941	206,945

Net loss	$(447,763)	$(217,466)

Basic loss per share	$(0.26)	N/A
Diluted loss per share	$(0.26)	N/A

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2010	2009

Net loss	$(447,763)	$(217,466)
Other comprehensive income
Unrealized gains on securities available for sale	5,569	—
Deferred income tax expense	(1,893)	—
Comprehensive loss	$(444,087)	$(217,466)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid in Capital (Deficit)	Additional Paid in Capital Warrants	Stock Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2009	$—	$(1,065,527)	$—	$—	$(1,492,706)	$—	$(2,558,233)
Stock to be issued	10,328	10,022,482	—	—	—	—	10,032,810
Stock subscriptions receivable	—	—	—	(10,032,810)	—	—	(10,032,810)
Costs directly attributable to proposed common stock offering	—	(153,278)	—	—	—	—	(153,278)
Comprehensive loss	—	—	—	—	(217,466)	—	(217,466)

Balance at March 31, 2009	$10,328	$8,803,677	$—	$(10,032,810)	$(1,710,172)	$—	$(2,928,977)

Balance at January 1, 2010	$17,001	$14,948,729	$479,321	$—	$(3,102,722)	$803	$12,343,132
Share based payment awards under equity compensation plan	—	8,511	—	—	—	—	8,511
Comprehensive loss	—	—	—	—	(447,763)	3,676	(444,087)

Balance at March 31, 2010	$17,001	$14,957,240	$479,321	$—	$(3,550,485)	$4,479	$11,907,556

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating and pre-operating activities
Net loss	$(447,763)	$(217,466)
Adjustments to reconcile net loss to net cash used in operating and pre-operating activities
Share based payment awards issued under equity compensation plan	8,511	—
Provision for loan losses	72,000	—
Net, amortization on investment securities	2,405	—
Deferred income tax benefit	(1,893)	—
Net realized gain on sale of loans	(2,889)	—
Depreciation	22,329	8,848
Net change in:
Interest receivable and other assets	(37,976)	(10,851)
Interest payable and other liabilities	23,740	52,273
Net cash used in operating and pre-operating activities	(361,536)	(167,196)

Cash flows from investing activities
Loan principal originations, net	(6,725,940)	—
Activity in available for sale securities
Maturities and prepayments	573,110	—
Purchase of securities	(2,508,312)	—
Purchase of equipment	(3,875)	(41,315)
Net cash used in investing activities	(8,665,017)	(41,315)

Cash flows from financing activities
Acceptances of and withdrawals of deposits, net	3,367,594	—
Payments of costs directly attributable to proposed common stock offering	—	(153,278)
Net short-term borrowings	—	388,186
Net cash provided by financing activities	3,367,594	234,908

Net (decrease) increase in cash and cash equivalents	(5,658,959)	26,397

Cash and cash equivalents, beginning of the period	13,392,886	40,525

Cash and cash equivalents, end of the period	$7,733,927	$66,922

Supplemental cash flows information:
Cash paid during the period for interest	$55,935	$10,679

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Note 1:	Organization, Business and Summary of Significant Accounting Principles

Nature of Organization and Basis of Presentation

Grand River Commerce, Inc. (“GRCI”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo bank in Michigan.  GRCI’s fiscal year ends on December 31.  Upon receiving final regulatory approvals in April 2009 to commence business, GRCI capitalized Grand River Bank, a de novo bank in formation, (the “Bank”) which also has a December 31 fiscal year end.  Prior to this date, GRCI was considered a developmental stage enterprise for financial reporting purposes.

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

The Bank is a wholly-owned subsidiary of GRCI, and most of the members of the Board of Directors of GRCI are members of the Board of Directors of the Bank.  Prior to its acquisition by GRCI, the Bank had no operations, assets, or liabilities.  The Bank is chartered by the State of Michigan.  The Bank is a full-service commercial Bank headquartered in Grandville, Michigan.  The Bank serves Grandville, Grand Rapids and their neighboring communities with a broad range of commercial and consumer banking services to small- and medium-sized businesses, professionals, and local residents who it believes will be particularly responsive to the style of service which the Bank provides.

The accompanying condensed balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements and the interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in GRCI’s annual report for the year ended December 31, 2009.

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of GRCI and the Bank (collectively, “the Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates and assumptions.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, share-based compensation, and the valuation of deferred tax assets. In connection with the determination of the allowance for loan losses management obtains independent appraisals for significant properties that are collateral for loans.

Management believes that the allowance for losses on loans is appropriate to absorb losses inherent in the portfolio. As there is no historical loss information to determine losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions.

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

Accounting Principles

Fair Values of Financial Instruments

Fair value refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers based on the assumptions market participants would use when pricing an asset or liability.  Assumptions are developed based on prioritizing information within a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity's own data.  The Company may choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Company to record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At March 31, 2010, the Company had not elected the fair value option for any financial assets or liabilities not otherwise required to be reported at fair value.

For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those financial instruments for which there is an active market.  In cases where the market for a financial asset or liability is not active, the Company includes appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when developing fair value measurements.  Fair value measurements for assets and liabilities for which limited or no observable market data exists are accordingly based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors.  Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.  Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.  For a further discussion of Fair Value Measurement, refer to Note 6 to the interim condensed consolidated financial statements.

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

Cash and Cash Equivalents

For the purposes of the condensed consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold, and securities purchased under agreements to resell, all of which mature within ninety days.  Generally, federal funds are sold for a one-day period.  The Company maintains deposit accounts in various financial institutions which generally exceed the FDIC insured limits or are not insured.

Investment Securities

Debt securities that management has the intent and the Company has the ability to hold to maturity are classified as securities held to maturity and are recorded at amortized cost. Securities not classified as securities held to maturity, including equity securities with readily, determinable fair values, are classified as securities available for sale and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income (loss).  Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities.

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

Mortgage Loans Held for Sale

Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance of which the provision is accounted for in the condensed consolidated statements of operations.

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

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to expense. Loans are charged-off against the allowance for loan losses when management believes the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is evaluated by management on a regular basis and is maintained at a level believed to be adequate by management to absorb loan losses based upon evaluations of known and inherent risks in the loan portfolio.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when 1) the assets have been legally isolated from the Bank, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and 3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of their carrying value or fair value less selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  As of March 31, 2010, the Company had no foreclosed real estate.

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

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carry forwards.  Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.  As a result of the Company commencing operations in the second quarter of 2009, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period and the first year of operations has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.

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

Advertising Costs

Advertising costs, amounting to $24,585 and $306 for the first quarter of 2010 and 2009, respectively are expensed as incurred.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section in the consolidated balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

Loss per Share

Basic and diluted loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.  Weighted-average common shares outstanding for the three month period ended March 31, 2010 totaled $1,700,120. Common stock equivalents consisting of Common Stock Options and Common Stock Purchase Warrants as described in Notes 8 and 9 are anti-dilutive and are therefore excluded.

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

Reclassifications

Certain amounts as reported in the 2009 condensed consolidated financial statements have been reclassified to conform with the 2010 presentation.

Effects of Newly Issued Effective Accounting Standards

FASB ASC Topic 715, “Compensation – Retirement Benefits.” In January 2010, ASC Topic 715 was amended by Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, to change the terminology for major categories of assets to classes of assets to correspond with the amendments to ASC Topic 820 (see below). The new guidance was effective for interim and annual periods after January 1, 2010 and had no impact on the Company’s interim consolidated financial statements.

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other factors, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and had no impact on the Company’s interim consolidated financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” In January 2010, ASC Topic 820 was amended by ASU No. 2010-6, to add new disclosures for; (1) significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (2) presenting separately information about purchases, sales, issuances and settlements for Level 3 fair value instruments (as opposed to reporting activity net).  ASU No. 2010-6 also clarifies existing disclosures by requiring reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The new authoritative guidance was effective for interim and annual reporting periods beginning January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which will be effective January 1, 2011. The new guidance did not, and is not anticipated to, have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and had no significant impact on the Company’s interim consolidated financial statements.

Note 2:	Investment Securities

The amortized cost and fair value of investment securities classified as available for sale including gross unrealized gains and losses, were as follows:

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$1,499,848	$—	$(2,833)	$1,497,015
Mortgage-backed securities issued by U.S. government agencies	2, 918,104	10,978	(1,359)	2,927,723
Total	$4,417,952	$10,978	$(4,192)	$4,424,738

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$1,00,650	$—	$(25)	$1,000,625
Mortgage-backed securities issued by U.S. government agencies	1,484,505	6,660	(5,418)	1,485,747
Total	$2,485,155	$6,660	$(5,443)	$2,486,372

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2010, by contractual maturity are shown below.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately:

	Amortized Cost	Fair Value
Due in one year but less than five years	$1,499,848	$1,497,015
Mortgage-backed securities	2,918,104	2,927,723
Total	$4,417,952	$4,424,738

There were no sales of securities during the quarter ended March 31, 2010 or 2009.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities as of March 31, 2010 have been in a continuous unrealized loss position, are as follows:

	Less than Twelve Months
	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(2,833)	$1,497,015
Mortgage-backed securities issued by U.S. government agencies	(1,359)	498,747
Total	$(4,192)	$1,995,762

Management has asserted that it does not have the intent to sell securities in an unrealized loss position and that it is more likely than not it will not have to sell the securities before recovery of its cost basis; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Note 3:	Loans and Allowance for Loan Losses

The components of the outstanding loan balances are as follows:

	March 31, 2010	December 31, 2009
Commercial – non-real estate	$3,077,196	$1,939,309
Real estate:
Commercial	14,426,422	9,297,734
Construction and land development	2,144,024	1,582,100
Residential	429,953	215,953
Home equity	413,858	310,155
Consumer	5,601	5,974
Total loans	20,497,054	13,351,255
Less:
Allowance for loan losses	206,000	134,000
Net loans	$20,291,054	$13,217,225

Changes in the allowance for loan losses during the three months ended March 31, 2010 are as follows:

Balance, beginning of the period	$134,000
Provision charged to operations	72,000
Loans charged-off	—
Recoveries	—
Balance, end of period	$206,000

There were no impaired loans, non-accrual loans or loans 90 days past due and still accruing interest as of March 31, 2010 or December 31, 2009.  In addition, no loans were transferred to foreclosed real estate in 2010 or 2009.

Note 4:	Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

	March 31, 2010	December 31, 2009
Leasehold improvements	$44,540	$44,540
Furniture, fixtures and equipment	296,060	292,185
Accumulated depreciation	(78,371)	(56,042)
Premises and equipment, net	$262,229	$280,683

Depreciation expense was $22,329 and $8,848 for the three month period ended March 31, 2010 and 2009, respectively.

Note 5:	Deposits

The components of the outstanding deposit balances are as follows:

	March 31, 2010	December 31, 2009
Non-interest bearing
Demand	$3,458,074	$4,278,828
Interest bearing
Checking	3,112,452	3,460,637
Savings	2,251,495	2,074,606
Time, under $100,000	6,095,735	4,085,892
Time, over $100,000	5,913,454	3,563,653
Total Deposits	$20,831,210	$17,463,616

Note 6:	Financial Instruments Recorded at Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale investment securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis.  As of March 31, 2010, the Company had no assets or liabilities recorded at fair value on a nonrecurring basis.

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

Securities:  Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are unavailable, fair values are based on quoted market prices of comparable instruments or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss and liquidity assumptions.  As such, we classify investments as level 2.

FHLB stock: The redeemable carrying amount of these securities with limited marketability approximates their fair value.

Mortgage loans held for sale: Mortgage loans held for sale are carried at fair value or the lower of cost or market value. Fair value is based on independent quoted market prices. Quoted market prices are based on what secondary markets are currently offering for portfolios with similar characteristics.

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

Deposits:  Demand, savings, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for variable rate certificates of deposit approximate their recorded carrying value.  Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  The following table presents the financial instruments measured at fair value on a recurring basis (000s omitted), and by valuation hierarchy (as described above).

As of March 31, 2010	Level 1	Level 2	Level 3	Total

Securities available for sale	$—	$4,425	$—	$4,425

As of December 31, 2009	Level 1	Level 2	Level 3	Total

Securities available for sale	$—	$2,486	$—	$2,486

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s interim consolidated balance sheets are as follows (000’s omitted):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$7,734	$7,734	$13,393	$13,393
U.S. government agencies	1,497	1,497	1,001	1,001
Mortgage-backed securities	2,928	2,928	1,486	1,486
Mortgage loans held for sale	—	—	417	417
Net loans	20,291	20,729	13,217	13,481
Federal Home Loan Bank Stock	1	1	1	1
Accrued interest receivable	57	57	26	26
Financial liabilities
Deposits	20,831	21,014	17,464	18,061
Accrued interest payable	11	11	4	4

Note 7:	Operating Lease

In November 2007, the Company began leasing a building and is obligated under an operating lease agreement through December 2010, with nine options to renew for three years each with Southtown Center, LLC. As of March 2008, the rent under the terms of the lease is $4,100, subject to a 2% cumulative upward adjustment in each subsequent year.  The Company is recognizing the expense including the escalating amounts on a straight-line basis over the term of the agreement.  The lease provides that the Company pays insurance and certain other operating expenses applicable to the leased premise.  The lease also stipulates that the Company may use and occupy the premise only for the purpose of maintaining and operating a bank.

Note 8:	Common Stock Options

On June 23, 2009, the Board of Directors of GRCI approved the adoption of the Grand River Commerce, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) which provides for the reservation of 200,000 authorized shares of GRCI’s common stock, $0.01 par value per share, for issuance upon the exercise of certain common stock options, that may be issued pursuant to the terms of the 2009 Plan.  GRCI obtained approval of the 2009 Plan from its shareholders at its annual meeting held on April 22, 2010.

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

During the second quarter of 2009, GRCI awarded and issued options for the purchase of 100,000 shares of Company common stock.  The total options outstanding at March 31, 2010 and December 31, 2009 were 100,000.  No options have been exercised. Management options have a 5 year vesting period and Director options have a 3 year vesting period.  All such options expire in 10 years and have a $10 per share strike price.

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

The Company does not maintain an internal market for its shares.  The Company’s stock is traded over the counter under the symbol GNRV. A limited amount of low volume trading has occurred to date and the company does not expect the volume to increase any time soon. GRCI’s initial stock offering was completed in April 2009.

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

Calculated volatility	12.00%
Weighted average dividends	0.00%
Expected term (in years)	7 years
Risk-free rate	2.70%

There were no common stock options granted or able to be exercised for the period ended March 31, 2010.  The weighted-average grant-date calculated value approximated $221,100 for options granted during the second quarter of 2009.  As of March 31, 2010, there was approximately $171,029 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.9 years.

Note 9:	Common Stock Purchase Warrants

The Company measures the cost of equity instruments based on the grant-date fair value of the award (with limited exceptions).  The Company estimates the fair value of all common stock purchase warrants on each grant date, using an appropriate valuation approach based on the Black-Scholes option pricing model.

In recognition of the substantial financial risks undertaken by the members of the Company’s organizing group, GRCI granted common stock purchase warrants to such organizers.  GRCI has granted warrants to purchase an aggregate of 305,300 shares of common stock.  These warrants are exercisable at a price of $10.00 per share, the initial offering price, and may be exercised within ten years from the date that the Bank opened for business.  The warrants vested immediately.

In connection with the issuance of these warrants, the Company determined a share-based payment value, using the Black Scholes option-pricing model, of $479,321.  This amount was charged entirely to the additional paid in capital of the 2009 common stock offering.  The fair value of each warrant issued was estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions.

Dividend yield or expected dividends	0.00%
Risk free interest rate	2.02%
Expected life	5 years
Expected volatility	12.00%

Note 10:	Minimum Regulatory Capital Requirements and Restrictions on Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.  The prompt corrective action regulations provide four classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  The Company is restricted from paying dividends until such time as the Bank achieves profitability on a continuing basis and the Bank has sufficient capital to do so.  The Bank is required to maintain a minimum ratio of Tier 1 capital to average assets of 8% for the first seven years of operation.  The Bank was well capitalized as of March 31, 2010.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total capital (to risk-weighted assets)	$11,402	53.65%	$1,700	8.00%	$2,125	10.00%
Tier 1 capital (to risk-weighted assets)	11,196	52.68	850	4.00	1,275	6.00
Tier 1 capital (to average assets)	11,196	36.08	1,241	4.00	1,552	5.00

December 31, 2009
Total capital (to risk-weighted assets)	$11,731	78.99%	$1,188	8.00%	$1,485	10.00%
Tier 1 capital (to risk-weighted assets)	11,597	78.09	594	4.00	891	6.00
Tier 1 capital (to average assets)	11,597	45.06	1,029	4.00	1,287	5.00

Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, Grand River Commerce, a bank holding company, generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described above.  As a Michigan corporation, there are restrictions under the Michigan Business Corporation Act from paying dividends under certain conditions.

Note 11:	Off-Balance Sheet Activities

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

The contractual amount of financial instruments with off-balance sheet risk as was as follows:

	March 31, 2010	December 31, 2009
Unfunded commitments under lines of credit and overdraft lines	$7,959,265	$8,220,784
Commitments to grant loans	11,025,035	3,976,000
Total	$18,984,300	$12,196,784

Unfunded commitments under commercial lines of credit, revolving home equity lines of credit and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  The commitments for lines of credit may expire without being drawn upon.

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

Note 12:	Income Taxes

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

The components of the Company’s net deferred tax assets, included in other assets, are as follows as of March 31, 2010:

Deferred Tax Asset:
Net deferred tax assets	$1,200,200
Less: Valuation Allowance	(1,200,200)
Total net deferred tax asset	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which the management of the Company believes is relevant to an assessment and understanding of the results of operations and financial condition.  This discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing in this report.

Overview

GRCI is a Michigan corporation and a registered bank holding company which owns all of the issued and outstanding common shares of our subsidiary Grand River Bank (“the Bank”), a Michigan state chartered bank.  On April 30, 2009, GRCI completed its initial public offering of common stock.  On the same date, GRCI acquired 100% of the authorized, issued, and outstanding shares of common stock, par value $0.01 per share, of the Bank.

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

As previously stated, the Bank began active banking operations on April 30, 2009.  As of March 31, 2010, the Company’s total assets were $32.9 million, compared to $29.9 million as of December 31, 2009.  As of March 31, 2010 total assets were primarily comprised of cash and cash equivalents of $7.7 million, securities of $4.4 million and net loans of $20.3 million.  In addition, the Bank ended the March 31, 2010 quarter with $20.8 million in deposits and $11.9 million in shareholders’ equity, compared to $17.5 million in deposits and $12.3 million in shareholders’ equity as of December 31, 2009.

At March 31, 2010, the Bank’s allowance for loan losses was $206,000, or approximately 1.0% of its loans outstanding as required by the Federal Deposit Insurance Corporation (the “FDIC”).  As the Bank’s loan portfolio continues to grow, we expect to increase our loan loss provision and allowance for loan losses in a prudent and conservative manner, especially in light of the current economic environment.  Because we cannot predict with precision the future trajectory of the economy in 2010 and beyond and because significant uncertainty remains with respect to unemployment levels and recessionary economic conditions, we will continue to monitor our loan portfolio carefully and to administer our practice of conservative loan underwriting.  We believe that our strong initial capital position will help us navigate through this difficult and unprecedented environment.

Summary of Significant Accounting Policies

Our interim condensed consolidated financial statements are prepared based on the application of certain accounting policies.  Certain of these policies require numerous estimates and strategic or economic assumptions which are subject to valuation may prove inaccurate and may significantly affect our reported results and financial position for the period or in future periods.  The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value.  Assets carried at fair value inherently result in more financial statement volatility.  Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available.  When such information is not available, management estimates valuation adjustments.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

Allowance for Loan Losses:  Currently, the Bank is required by its banking charter to maintain an allowance for loan losses at least equal to 1.00% of the outstanding loan balance.  The allowance for loan losses is established to provide for inherent losses which are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

At March 31, 2010, the Company considers the allowance for loan losses of $206,000 appropriate to provide for potential losses inherent in the loan portfolio.  Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, changing collateral values and the overall quality of the loan portfolio.

Income Taxes:  We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its consolidated financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future income (in the near-term based on current projections), and tax planning strategies.

No assurance can be given that either the tax returns submitted by us or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.   The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest or penalties at either March 31, 2010 or December 31, 2009.

Share-Based Compensation:  The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The Company estimates the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term.  These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.  The per share fair value of options is highly sensitive to changes in assumptions.  In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield.  For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases.  The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

Financial Condition At March 31, 2010

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

Total Assets

Total assets increased to $32.9 million at March 31, 2010 from $29.9 million at December 31, 2009.  The increase was primarily the result of a $7.1 million increase in net loans (excluding mortgage loans held for sale), and a $1.9 million increase in securities, which were off-set by a $5.6 million decrease in cash and cash equivalents.  These increases were funded primarily from an increase in deposits.

Loans

Net loans were $20.3 million at March 31, 2010 compared to $13.2 million as of December 31, 2009.  Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2010, our loan portfolio consisted of $2,144,024 of construction and land development loans, $14,892,106 in other real estate loans, $2,840,091 in commercial and industrial loans, $615,233 in agricultural production loans, $4,330 in consumer loans and $1,271 in other loans.  Management expects loans to continue to grow as capital is deployed and excess cash is invested in higher yielding assets per the business plan.

As of March 31, 2010, the Company has unfunded loan commitments totaling approximately $18,984,000 compared to $12,197,000 as of December 31, 2009.  While the Company has no guarantee these commitments will actually be funded, management has no reason to believe a significant portion of these commitments will not become assets of the Company.

The allowance for loan losses was $206,000 and $134,000 as of March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010 and December 31, 2009, the Company had no non-accrual or non-performing loans or loans considered to be impaired.  The allowance for loan losses as a percent of total loans was approximately 1.0% which is the minimum required of the Bank by the FDIC, at March 31, 2010.

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

Securities

Securities classified as available for sale consist of U.S. government agencies, which totaled $4.4 million at March 31, 2010. This included $1.5 million in U.S. government agencies and $2.9 million in mortgage backed securities issued by the U.S. Government Agency Securities also included $1,000 in restricted equity securities. The restricted equity securities are comprised of stock in the Federal Home Loan Bank of Indianapolis. The carrying value of securities and restricted stock increased by approximately $1,938,000 from December 31, 2009 to March 31, 2010.

Deposits

The Company had $20.8 million in deposits as of at March 31, 2010, which consisted primarily of $3,458,074 in non-interest bearing demand deposit accounts, $12,009,189 in time deposits, and $5,363,947 of other interest bearing accounts. Deposits increased $3,367,594 from December 31, 2009 when deposits were $17,463,616 consisting primarily of $4,278,828 in non-interest bearing demand deposit accounts, $7,649,545 in time deposits, and $5,535,243 of other interest bearing accounts.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements, while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our investment securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. The Bank is in the process of establishing secured lines of credit with the Federal Home Loan Bank of Indianapolis, the Federal Reserve Bank and a correspondent bank.  As of March 31, 2010, our primary source of liquidity included our securities portfolio and cash and cash equivalents. We believe our liquidity levels are adequate to meet our current operating needs.

Shareholders’ Equity

Total shareholders’ equity decreased from $12.3 million at December 31, 2009 to $11.9 million at March 31, 2010, as a result of net operating activities.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Regardless, the Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of March 31, 2010, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at March 31, 2010.

Bank
Total risk-based capital	53.65%
Tier 1 risk-based capital	52.68%
Leverage capital	36.08%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of March 31, 2010, there were no significant firm commitments outstanding for capital expenditures.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Introductory Note

As referenced above, GRCI was capitalized and acquired the Bank on April 30, 2009.  The Bank opened for business on the same day but with limited operations.  The results of operations for periods prior to April 30, 2009 represent only our results of operations as a development stage company, which consisted primarily of incurring pre-opening expenses without the offsetting benefit of any material revenue.  Accordingly, because our results of operations for periods prior to April 30, 2009 do not include any period of banking operations, the Company does not believe that comparisons of our results of operations during these periods are meaningful in evaluating our results of operations for the three month period ended March 31, 2010.  Therefore, certain comparisons of our results of operations for the three ended March 31, 2010 to our results of operations for the three months ended March 31, 2009 have been omitted from the disclosures below.

Net Loss

The Company incurred a net loss of approximately $448,000 thousand for the three months ended March 31, 2010 as compared to a net loss of $217,000 for the three months ended March 31, 2009 when the Company was a development stage company.  Basic and diluted loss per share was $0.26 for the three months ended March 31, 2010.  There were no shares outstanding during the comparative quarter in 2009 during the development stage.  The increase in our net loss is primarily a result of the expenses associated with full Bank operations in the current period as compared to the development stage activities of the prior year.

Net Interest Income

Net interest income was approximately $179,900 for the three months ended March 31, 2010, compared to a $10,500 net interest expense for the comparative period in 2009 during the development stage.  The Company is in the process of deploying its initial capital as the Company originates loan and invests in securities.

The following tables calculate the net yield on earning assets as of March 31, 2010.  Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was 2.38% for the first three months of 2010. The Company anticipates that the spread and the margin will expand as the Company originates higher volumes of loans and takes advantage of the favorable yield curve.

	Average Balance	Income/ Expense	Yield/ Rate Annualized
Earning assets:
Federal funds sold and Federal Reserve	$11,279,658	$5,971	0.21%
Investment securities	3,034,613	17,812	2.38
Loans	16,395,412	217,066	5.30

Total earning-assets	30,709,683	240,849	3.18%
Nonearning assets	433,765

Total assets	$31,143,448

Interest-bearing liabilities:
NOW accounts	$3,606,588	$6,767	0.76%
Savings	2,063,097	4,388	0.86
Time deposits	9,448,312	49,770	2.14

Total interest-bearing liabilities	$15,117,997	$60,925	1.61%

Non-interest bearing liabilities	3,856,394
Shareholders’ equity	12,169,057
Total liabilities and shareholders’ equity	$31,143,448

Net interest spread			1.57%
Net interest income/ margin		$179,924	2.38%

Provision for loan losses

The provision for loan losses for the three month periods ended March 31, 2010 was $72,000.  The provision was due to the growth in the loan portfolio of $7.1 million, excluding mortgage loans held for sale.  There were no charge-offs or recoveries during the period. Management will continue to monitor the portfolio for potential inherent losses that may be existent and will increase the allowance for loan losses accordingly.

Non-interest income

Total non-interest income for the three month period ended March 31, 2010 was $5,254 and $0 for the three month period ended March 31, 2009.  The income earned in the three month period ended March 31, 2010 was predominately service charges on deposit accounts of $706 and $4,548 of other income.  As volumes of loans and deposits increase, the Company expects our non-interest income to increase as well.

Non-interest expenses

Total non-interest expenses for the three months ended March 31, 2010 was $560,941.  The largest component of non-interest expenses for the three months ended March 31, 2010 is salaries and benefits, which accounts for $319,898, or 57%, of total non-interest expenses.  The Company had thirteen full time equivalent employees at March 31, 2010.  The primary components of non-interest expenses for the three months ended March 31, 2010 consisted of $40,945 in occupancy and equipment, $37,670 in audit fees, $28,508 in legal fees, $25,959 in data processing and IT related services, $24,585 in advertising and marketing expense, and $22,798 in other professional fees.  In the comparable prior year period, total non-interest expenses were approximately $206,945 primarily from professional fees paid to contracted management and occupancy and equipment expenses during the development stage period.

Income tax expense

No Federal income tax expense or benefit was recognized during the three months ended March 31, 2010 due to the tax loss carry-forward position of the Company.  An income tax benefit may be recorded in future periods, when the Company begins to become profitable and management believes that profitability will continue for the foreseeable future.  An income tax receivable of $9,692 recorded in other assets in the March 31, 2009 balance sheet represents the Company’s overpayment of projected Michigan Business Tax for 2009.

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

The Bank has become a member of the Federal Home Loan Bank of Indianapolis, which will provide the Bank with a secured line of credit.  Collateral will primarily consist of specific pledged loans and investment securities.  However, until the loan portfolio is large enough to support borrowings no loans are expected to be pledged.  Investment securities will be pledged to support borrowing in the near term.  The Bank has also received approval to borrow from the Federal Reserve Discount Window on a collateralized basis.  Collateral will consist of specific pledged loans at such time as the loan portfolio is large enough to support such borrowing.  A correspondent Bank has approved a $1,000,000 Federal Funds line of credit on a secured basis.  The line is expected to be available for use in the second quarter of 2010.  Lastly, the Bank has subscribed to a deposit listing service which allows the Bank to post its rates to other financial institutions.  This facility is expected to start being utilized in the second quarter of 2010.  Present sources of liquidity are considered sufficient to meet current commitments.  At March 31, 2010, the Company had no borrowed funds outstanding.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination of loans.  At March 31, 2010, outstanding unused lines of credit totaled $7,959,265 and there were no standby letters of credit.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business. As of March 31, 2010, the Bank had $11,025,035 of outstanding unfunded loan commitments.  A majority of these commitments represent commercial loans and lines of credit.

Certificates of deposit scheduled to mature in one year or less approximates $9,167,352 at March 31, 2010. Management estimates that a significant portion of such deposits will remain with the Bank.

Capital Expenditures

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment preparing our property to be utilized in the ordinary course of our banking business.  The Company incurred capitalized expenditures of $3,875 for the quarter ended March 31, 2010.

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

Our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the SEC, including the “Risk Factors” section of the Company’s 2009 Annual Report on Form 10-K as filed with the SEC on March 18, 2010 and its Quarterly Report on Form 10-Q filed with the SEC on November 12, 2009.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  (REMOVED AND RESERVED)

ITEM 5.                  OTHER INFORMATION

Not applicable.

ITEM 6.                  EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of GRCI*
3.2	Amended and Restated Bylaws of GRCI**
4.1	Specimen common stock certificate.*
10.1	Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.2	Form of Incentive Stock Option Award Agreement pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.3	Form of Stock Option Award Agreement for non-qualified stock options pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.4	Form of Warrant Agreement****
31.1	Rule 302 Certification of the Chief Executive Officer
31.2	Rule 302 Certification of the Chief Financial Officer
32.1	Rule 906 Certification

*	Previously filed as an exhibit to our registration statement on November 16, 2007.
**	Previously filed as an exhibit to our Current Report on Form 8-K on May 30, 2008.
***	Previously filed as an exhibit to our Current Report on Form 8-K on June 26, 2009.
****	Previously filed as an exhibit to our Quarterly Report on Form 10-Q on August 14, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2010	GRAND RIVER COMMERCE, INC.

	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

	By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer