Form 10-Q
period 2010-06-30
GRAND RIVER COMMERCE INC
filed 2010-08-16
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

☐ Yes ☑ No

The number of shares outstanding of the issuer’s Common Stock, as of the latest practicable date was 1,700,120 shares as of August 10, 2010.

GRAND RIVER COMMERCE, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents
Cash	$2,880,809	$8,267,952
Federal funds sold	3,273,792	5,124,934
Total cash and cash equivalents	6,154,601	13,392,886

Securities, available for sale	4,350,914	2,486,372
Federal Home Loan Bank Stock, at cost	33,400	1,000
Mortgage loans held for sale	—	417,000
Loans
Total loans	30,845,528	13,351,225
Less: allowance for loan losses	308,000	134,000
Net loans	30,537,528	13,217,225
Premises and equipment	241,659	280,683
Interest receivable and other assets	177,742	121,073
TOTAL ASSETS	$41,495,844	$29,916,239

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Non-interest bearing	$3,317,324	$4,278,828
Interest bearing	26,428,144	13,184,788
Total deposits	29,745,468	17,463,616

Interest payable and other liabilities	209,580	109,491
Total liabilities	29,955,048	17,573,107

Shareholders’ equity
Common Stock, $0.01 par value, 10,000,000 shares authorized — 1,700,120 shares issued and outstanding at June 30, 2010, and at December 31, 2009	17,001	17,001
Additional paid-in capital	14,970,870	14,948,729
Additional paid-in capital warrants	479,321	479,321
Accumulated deficit	(3,966,786)	(3,102,722)
Accumulated other comprehensive income	40,390	803
Total shareholders’ equity	11,540,796	12,343,132

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,495,844	$29,916,239

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest income
Loans, including fees	$339,262	$1,071	$556,328	$1,071
Securities	26,314	409	44,126	409
Federal funds sold and other income	4,073	5,518	10,044	5,648
Total interest income	369,649	6,998	610,498	7,128

Interest expense
Deposits	99,400	3,354	160,325	3,354
Borrowings	—	6,029	—	16,679
Total interest expense	99,400	9,383	160,325	20,033

Net interest income (expense)	270,249	(2,385)	450,173	(12,905)

Provision for loan losses	102,000	3,000	174,000	3,000
Net interest income (expense) after provision for loan losses	168,249	(5,385)	276,173	(15,905)

Non-interest income
Service charges and other fees	881	122	1,587	122
Escrow interest	—	19,297	—	19,297
Other	10,529	1,373	15,077	1,373
Total non-interest income	11,410	20,792	16,664	20,792

Non-interest expenses
Salaries and benefits	329,242	179,647	649,140	179,647
Occupancy and equipment	40,125	34,189	81,070	57,024
Share based payment awards (Note 10)	13,629	10,313	22,141	10,313
Travel and training	12,753	6,237	23,615	10,602
Data processing	28,426	9,182	54,385	9,700
Marketing	33,326	20,559	57,911	20,865
Professional fees	25,662	96,142	48,460	245,172
Legal fees	28,098	7,698	56,606	13,983
Audit fees	36,575	24,931	74,245	38,841
Bank service charges	3,210	527	6,208	583
Insurance	17,700	7,380	32,019	12,373
Telephone and data communications	9,680	12,963	21,155	15,425
Printing and office supplies	10,918	23,144	20,711	24,447
Other	6,615	15,050	9,235	15,932
Total non-interest expenses	595,959	447,962	1,156,901	654,907

Net loss	$(416,300)	$(432,555)	$(864,064)	$(650,020)

Basic earnings/(loss) per share	$(0.24)	$(0.25)	$(0.51)	$(0.38)
Diluted earnings/(loss) per share	$(0.24)	$(0.25)	$(0.51)	$(0.38)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(416,300)	$(432,555)	$(864,064)	$(650,020)
Other comprehensive income
Unrealized gains on securities available for sale	54,411	125	59,980	124
Deferred income tax expense	(18,500)	(43)	(20,393)	(42)
Comprehensive loss	$(380,389)	$(432,473)	$(824,477)	$(649,938)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid in Capital (Deficit)	Additional Paid in Capital Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2009	$—	$(1,065,527)	$—	$(1,492,706)	$—	$(2,558,233)
Issuance in initial public offering of 1,700,120 common shares (net of cash offering costs of $486,621)	17,001	16,497,578	—	—	—	16,514,579
Share based payment awards under equity compensation plan	—	10,313	—	—	—	10,313
Issuance of common stock warrants in connection with initial public common stock offering	—	(479,321)	479,321	—	—	—
Comprehensive loss	—	—	—	(650,020)	82	(649,938)

Balance at June 30, 2009	$17,001	$14,963,043	$479,321	$(2,142,726)	$82	$13,316,721

Balance at January 1, 2010	$17,001	$14,948,729	$479,321	$(3,102,722)	$803	$12,343,132
Share based payment awards under equity compensation plan	—	22,141	—	—	—	22,141
Comprehensive loss	—	—	—	(864,064)	39,587	(824,477)

Balance at June 30, 2010	$17,001	$14,970,870	$479,321	$(3,966,786)	$40,390	$11,540,796

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating and pre-operating activities
Net loss	$(864,064)	$(650,020)
Adjustments to reconcile net loss to net cash used in operating and pre-operating activities
Share based payment awards issued under equity compensation plan	22,141	10,313
Provision for loan losses	174,000	3,000
Net, amortization on investment securities	6,775	(409)
Originations of loans held for sale	(659,000)	—
Deferred income tax benefit	(20,393)	—
Net realized gain on sale of loans	(11,606)	—
Depreciation	45,008	24,594
Net change in:
Interest receivable and other assets	(56,669)	(48,574)
Interest payable and other liabilities	100,089	88,984
Net cash used in operating and pre-operating activities	(604,719)	(572,112)

Cash flows from investing activities
Loan principal originations, net	(16,406,697)	(320,516)
Activity in available for sale securities
Maturities and prepayments	1,196,975	—
Purchase of securities	(3,008,312)	(998,504)
Purchase of Federal Home Loan Bank stock	(32,400)	—
Purchase of equipment	(5,984)	(178,571)
Net cash used in investing activities	(18,915,418)	(1,497,591)

Cash flows from financing activities
Acceptances of and withdrawals of deposits, net	12,281,852	3,211,868
Proceeds from issuance of common stock, net of offering costs of $532,081	—	16,514,579
Net short-term borrowings (repayments)	—	(1,360,000)
Net other borrowings (repayments)	—	(1,288,002)
Net cash provided by financing activities	12,281,852	17,078,445

Net (decrease) increase in cash and cash equivalents	(7,238,285)	15,008,742

Cash and cash equivalents, beginning of the period	13,392,886	40,525

Cash and cash equivalents, end of the period	$6,154,601	$15,049,267

Supplemental cash flows information:
Cash paid during the period for interest	$155,335	$25,644

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Note 1:  Organization, Business and Summary of Significant Accounting Principles

Nature of Organization and Basis of Presentation

Grand River Commerce, Inc. (“GRCI”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo bank in Michigan.  GRCI’s fiscal year ends on December 31.  Upon receiving final regulatory approvals in April 2009 to commence business, GRCI capitalized Grand River Bank, a de novo bank in formation (the “Bank”) which also has a December 31 fiscal year end.  Prior to this date, GRCI was considered a developmental stage enterprise for financial reporting purposes.

On April 30, 2009, GRCI completed an initial public offering of common stock, raising in excess of $17,000,000 in equity capital prior to offering costs, through the sale of shares of GRCI’s common stock.  On the same date, GRCI acquired 100% of the authorized, issued, and outstanding shares of common stock, par value $0.01 per share, of the Bank.  The Bank issued 1,500,000 shares of common stock to GRCI at a price of $8.46 per share or an aggregate price of $12,690,000 (the “Purchase Price”).  This amount reflected the amount required for regulatory purposes to be invested in the Bank by GRCI in order for the Bank to begin operations.  GRCI paid the Purchase Price in cash.  Proceeds of the offering were used to capitalize the Bank, lease operational facilities and provide working capital.

The Bank is a wholly-owned subsidiary of GRCI and all but one of the Board of Directors of GRCI are members of the Board of Directors of the Bank.  Prior to its acquisition by GRCI, the Bank had no operations, assets, or liabilities.  The Bank is chartered by the State of Michigan.  The Bank is a full-service commercial Bank headquartered in Grandville, Michigan.  The Bank serves Grandville, Grand Rapids and their neighboring communities with a broad range of commercial and consumer banking services to small- and medium-sized businesses, professionals, and local residents who it believes will be particularly responsive to the style of service which the Bank provides.

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements and the interim unaudited condensed consolidated financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in GRCI’s annual report for the year ended December 31, 2009.

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of GRCI and the Bank (collectively, “the Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates and assumptions affecting amounts used in the condensed consolidated interim financial statements.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, share-based compensation, and the valuation of deferred tax assets.  In connection with the determination of the allowance for loan losses management obtains independent appraisals for significant properties that are collateral for loans as deemed necessary.

Management believes that the allowance for losses on loans is appropriate to absorb losses inherent in the portfolio.  As there is no historical loss information to determine losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near term.

Accounting Principles

Fair Values of Financial Instruments

Fair value refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers based on the assumptions market participants would use when pricing an asset or liability.  Assumptions are developed based on prioritizing information within a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data.  The Company may choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Company to record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At June 30, 2010, the Company had not elected the fair value option for any financial assets or liabilities not otherwise required to be reported at fair value.

For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those financial instruments for which there is an active market.  In cases where the market for a financial asset or liability is not active, the Company includes appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when developing fair value measurements.  Fair value measurements for assets and liabilities for which limited or no observable market data exists are accordingly based primarily upon estimates and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors.  Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.  Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.  For a further discussion of Fair Value Measurement, refer to Note 6 to the interim condensed consolidated financial statements.

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

Cash and Cash Equivalents

For the purposes of the condensed consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold, and securities purchased under agreements to resell, all of which mature within ninety days.  Generally, federal funds are sold for a one-day period.  The Company maintains deposit accounts in various financial institutions which generally exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits or are not insured.

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

Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI).  In determining whether an OTTI exists for debt securities, management must assert that:  (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit risk.  The amount of the impairment related to other risk factors (interest rate and market) is recognized as a component of other comprehensive income.  Realized gains and losses on the sale of securities are included in earnings using the specific identification method for determining the amortized cost of securities sold.

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

Loans

Loans are receivables that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off and are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and unamortized premiums or discounts on purchased loans.  Interest is credited to income on a daily basis based upon the principal amount outstanding.  Management estimates that direct costs incurred in originating loans classified as held-to-maturity approximate the origination fees generated on these loans.  Therefore, net deferred loan origination fees on loans classified as held-to-maturity are not included on the accompanying consolidated balance sheets.

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

Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of very recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio consists of loans issued primarily in the past six months, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision and allowance for loan losses, which would adversely affect our results of operations and financial condition.  Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.

Specific allowances for losses are established for large impaired loans on an individual basis.  The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral.  A general allowance is established for non-impaired loans.  The general component is based on historical loss experience adjusted for qualitative factors.  The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual, growth in the loan portfolio and other economic and industry factors.  The occurrence of certain events could result in changes to the loss factors.  Accordingly, these loss factors are reviewed periodically and modified as necessary.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been legally isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of their carrying value or fair value less selling costs at the date of foreclosure establishing a new carrying amount.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.  Revenues and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  As of June 30, 2010, the Company had no foreclosed real estate.

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

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carry forwards.  Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.  As a result of the Company commencing operations in the second quarter of 2009, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period and the first year of operations has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Advertising Costs

Advertising costs, amounting to $57,911 and $20,865 for the first six months of 2010 and 2009, respectively are expensed as incurred.

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

Loss per Share

Basic and diluted losses per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.  Weighted-average common shares outstanding for the three and six month periods ended June 30, 2010 totaled 1,700,120.  Common stock equivalents consisting of Common Stock Options and Common Stock Purchase Warrants as described in Notes 8 and 9 are anti-dilutive and are therefore excluded.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  In January 2010, ASC Topic 820 was amended by ASU No. 2010-6, to add new disclosures for:  (1) significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (2) presenting separately information about purchases, sales, issuances and settlements for Level 3 fair value instruments (as opposed to reporting activity net).  ASU No. 2010-6 also clarifies existing disclosures by requiring reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The new authoritative guidance was effective for interim and annual reporting periods beginning January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective January 1, 2011.  The new guidance did not, and is not anticipated to, have a significant impact on the Company’s consolidated financial statements.

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

FASB ASC Topic 310, “Receivables.”  In April 2010, ASC Topic 310 was amended by Accounting Standards Update (ASU) No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (a consensus of the FASB Emerging Issues Task)”, to clarify that individual loans accounted for within pools are not to be removed from the pool solely as a result of modifications to the loan (including troubled debt restructurings).  The new guidance is effective for interim and annual periods after July 15, 2010 and is not anticipated to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 310, “Receivables.”  In July 2010, ASC Topic 310 was amended by Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The primary objective in developing this update was to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  Included in the new guidance are credit quality information, impaired loan information, loan modification information and nonaccrual and past due information.  The period-end information will be required to be disclosed for the year ending December 31, 2010 and the activity-related information will be required to be disclosed beginning with the first quarter of 2011.  The Company does not expect the adoption of this authoritative guidance to have a significant effect on the financial condition and results of operations but will increase the disclosures in the consolidated financial statements.

Note 2:  Investment Securities

The amortized cost and fair value of investment securities classified as available for sale, including gross unrealized gains and losses, were as follows:

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$1,499,529	$2,456	$—	$1,501,985
Mortgage-backed securities issued by U.S. government agencies	2, 790,188	58,741	—	2,848,929
Total	$4,289,717	$61,197	$—	$4,350,914

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$1,000,650	$—	$(25)	$1,000,625
Mortgage-backed securities issued by U.S. government agencies	1,484,505	6,660	(5,418)	1,485,747
Total	$2,485,155	$6,660	$(5,443)	$2,486,372

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2010, by contractual maturity are shown below.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately:

	Less than one year	One year to five years	Five years to ten years	Over ten years	Total
	Amount	Amount	Amount	Amount	Amount
Available for Sale
U.S. Government agencies	$—	$1,501,985	$—	$—	$1,501,985
Mortgage-backed securities issued by U.S. government agencies and corporations			994,933	1,853,996	2,848,929
Total	$—	$1,501,985	$994,933	$1,853,996	$4,350,914

There were no sales of securities during the three and six month periods ended June 30, 2010 or 2009.

There were no securities that had an unrealized loss for period ended June 30, 2010.  There were $1,510,268 of securities which had a $5,443 unrealized loss at the end of December 31, 2009.

Note 3:  Loans and Allowance for Loan Losses

The components of the outstanding loan balances are as follows:

	June 30, 2010	December 31, 2009
Commercial – non-real estate	$4,873,724	$1,939,309
Real estate:
Commercial	21,630,171	9,297,734
Construction and land development	3,607,158	1,582,100
Residential	567,516	215,953
Home equity	161,162	310,155
Consumer	5,797	5,974
Total loans	30,845,528	13,351,255
Less:
Allowance for loan losses	308,000	134,000
Net loans	$30,537,528	$13,217,225

Changes in the allowance for loan losses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of the period	$206,000	$—	$134,000	$—
Provision charged to operations	102,000	3,000	174,000	3,000
Loans charged-off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$308,000	$3,000 1330	$308,000	$3,000

There were no impaired loans, non-accrual loans or loans 90 days past due and still accruing interest as of June 30, 2010 or December 31, 2009 or during the periods then ended.  In addition, no loans were transferred to foreclosed real estate in 2010 or 2009.

Note 4:  Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

	June 30, 2010	December 31, 2009
Leasehold improvements	$44,540	$44,540
Furniture, fixtures and equipment	298,169	292,185
Accumulated depreciation	(101,050)	(56,042)
Premises and equipment, net	$241,659	$280,683

Depreciation expense was $45,008 and $24,594 for the six month periods ended June 30, 2010 and 2009, respectively.  Depreciation expense was $22,679 and $15,746 for the three month period ended June 30, 2010 and 2009, respectively.

Note 5:  Deposits

The components of the outstanding deposit balances are as follows:

	June 30, 2010	December 31, 2009
Non-interest bearing
Demand	$3,317,324	$4,278,828
Interest bearing
Checking	3,614,833	3,460,637
Savings	4,155,395	2,074,606
Time, under $100,000	9,974,602	4,085,892
Time, over $100,000	8,683,314	3,563,653
Total deposits	$29,745,468	$17,463,616

Note 6:  Financial Instruments Recorded at Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale investment securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis.  As of June 30, 2010, the Company had no assets or liabilities recorded at fair value on a nonrecurring basis.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.  There were no changes in the methods used in estimating fair value decisions as of June 30, 2010 or December 31, 2009.

Cash and cash equivalents:  The carrying amounts of cash and short-term instruments, including Federal Funds sold, approximate fair values.

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

As of June 30, 2010	Level 1	Level 2	Level 3	Total
Securities available for sale	$—	$4,351	$—	$4,351

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Securities available for sale	$—	$2,486	$—	$2,486

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s interim consolidated balance sheets are as follows (000’s omitted):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$6,155	$6,155	$13,393	$13,393
U.S. government agencies	1,502	1,502	1,001	1,001
Mortgage-backed securities	2,849	2,849	1,486	1,486
Mortgage loans held for sale	—	—	417	417
Net loans	30,538	34,943	13,217	13,481
Federal Home Loan Bank Stock	33	33	1	1
Accrued interest receivable	77	77	26	26
Financial liabilities
Deposits	29,745	29,372	17,464	18,061
Accrued interest payable	17	17	4	4

Note 7:  Operating Lease

In November 2007, the Company began leasing a building and is obligated under an operating lease agreement through December 2010, with three options to renew for three years each with Southtown Center, LLC.  The rent under the terms of the lease is $4,100, subject to a 2% cumulative upward adjustment in each subsequent year.  The Company is recognizing the expense including the escalating amounts on a straight-line basis over the term of the agreement.  The lease provides that the Company pays insurance and certain other operating expenses applicable to the leased premise.  The lease also stipulates that the Company may use and occupy the premise only for the purpose of maintaining and operating a bank.  Lease expense recognized under the agreement for the three months ended June 30, 2010 and 2009 were $11,361 and $11,661, respectively and $22,722 and $23,422 for the six months ended June 30, 2010 and 2009, respectively.

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

During the second quarter of 2009, GRCI awarded and issued options for the purchase of 100,000 shares of Company common stock.  The total options outstanding at June 30, 2010 and December 31, 2009 were 100,000.  No options have been exercised.  Management options have a 5 year vesting period and Director options have a 3 year vesting period.  All such options expire in 10 years and have a $10 per share strike price.

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

Calculated volatility	12.00%
Weighted average dividends	0.00%
Expected term (in years)	7 years
Risk-free interest rate	2.70%

24,669 common stock options were able to be exercised for the six month period ended June 30, 2010.  The weighted-average grant-date calculated value approximated $221,100 for options granted during the second quarter of 2009.  As of three and six month periods ended June 30, 2010, there was $171,029 and $152,858 of total unrecognized compensation cost, respectively, related to nonvested share-based compensation arrangements granted under the Plan.  As of the three and six month periods ended June 30, 2009, there was $199,687 of total unrecognized compensation cost as the 2009 Stock Option plan was not effective until the Company capitalized and the Bank opened on April 30, 2009.  The cost of the plan is expected to be recognized over a weighted-average period of 3.9 years.

A summary of option activity under all plans for the six month period ended June 30, 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January1	100,000	$10.00	—	$—
Granted	—	—	100,000	10.00
Exercised	—	—	—	—
Expired or cancelled	—	—	—	—
Outstanding at June 30	100,000	$10.00	100,000	$10.00

A summary of the status of our non-vested shares as of June 30, 2010 and 2009, and changes during the six month period ended June 30.

	2010		2009
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	100,000	$2.21	—	$—
Granted	—	—	100,000	2.21
Forfeited	—	—	—	—
Vested	(24,667)	2.21	—	—
Nonvested at June 30	75,333	$2.21	100,000	$2.21

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

Calculated volatility	12.00%
Weighted average dividends	0.00%
Expected term (in years)	5 years
Risk free interest rate	2.02%

Note 10:  Minimum Regulatory Capital Requirements and Restrictions on Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The prompt corrective action regulations provide four classifications; well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  The Company is restricted from paying dividends until such time as the Bank achieves profitability on a continuing basis and the Bank has sufficient capital to do so.  The Bank is required to maintain a minimum ratio of Tier 1 capital to average assets of 8% for the first seven years of operation.  The Bank was considered well capitalized as of June 30, 2010.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total capital (to risk-weighted assets)	$11,151	36.13%	$2,469	8.00%	$3,086	10.00%
Tier 1 capital (to risk-weighted assets)	10,843	35.14	1,234	4.00	1,852	6.00
Tier 1 capital (to average assets)	10,843	28.95	1,498	4.00	1,873	5.00

December 31, 2009
Total capital (to risk-weighted assets)	$11,731	78.99%	$1,188	8.00%	$1,485	10.00%
Tier 1 capital (to risk-weighted assets)	11,597	78.09	594	4.00	891	6.00
Tier 1 capital (to average assets)	11,597	45.06	1,029	4.00	1,287	5.00

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

The contractual amount of financial instruments with off-balance sheet risk was as follows:

	June 30, 2010	December 31, 2009
Unfunded commitments under lines of credit and overdraft lines	$8,582,401	$8,220,784
Commitments to grant loans	4,182,500	3,976,000
Total	$12,764,901	$12,196,784

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

Note 12:  Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carry forwards.  Valuation allowance is established when necessary to reduce the deferred tax assets to the amount expected to be realized.  As a result of the Company commencing operations in the second quarter of 2009, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period and the first year of operations has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The components of the Company’s net deferred tax assets, included in other assets, are as follows:

	June 30, 2010	December 31, 2009
Deferred Tax Asset:
Net deferred tax assets	$1,337,000	$1,048,000
Less: Valuation Allowance	(1,337,000)	(1,048,000)
Total net deferred tax asset	$—	$—

Additionally, the Company has a deferred tax liability recognized related to the unrealized gain on available for sale securities and is reported in the “interest payable and other liabilities” section on the consolidated balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which the management of the Company believes is relevant to an assessment and understanding of the results of operations and financial condition.  This discussion should be read in conjunction with the interim condensed consolidated financial statements and accompanying notes appearing in this report.

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

The Bank opened for business on April 30, 2009 and is a full-service commercial bank headquartered in Grandville, Michigan.  The Bank serves Grandville, Grand Rapids, and their neighboring communities with a broad range of commercial and consumer banking services to small and medium-sized businesses, professionals and individuals who it believes will be particularly responsive to the style of service which the Bank provides.  It is assumed that local ownership and control will allow the Bank to serve customers more efficiently and effectively and will aid in the Bank’s growth and success.  The Bank endeavors to compete on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the needs of the client.  The Bank recently submitted a revised business plan to the FDIC and OFIR adjusting original financial forecasts to more accurately reflect current expectations and changed economic conditions from the time the original forecast was prepared prior to the opening of the Bank.  For more information, see “Item 1A, Risk Factors” below.

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

As previously stated, the Bank began active banking operations on April 30, 2009.  As of June 30, 2010, the Company’s total assets were $41.5 million, compared to $29.9 million as of December 31, 2009.  As of June 30, 2010 total assets were primarily comprised of cash and cash equivalents of $6.2 million, securities of $4.4 million and net loans of $30.5 million.  In addition, the Bank ended the June 30, 2010 quarter with $29.7 million in deposits and $11.5 million in shareholders’ equity, compared to $17.5 million in deposits and $12.3 million in shareholders’ equity as of December 31, 2009.

At June 30, 2010, the Bank’s allowance for loan losses was $308,000, or approximately 1.0% of its loans outstanding as required by the FDIC.  As the Bank’s loan portfolio continues to grow, we expect to increase our loan loss provision and allowance for loan losses in a prudent and conservative manner, especially in light of the current economic environment.  Because we cannot predict with precision the future trajectory of the economy in 2010 and beyond and because significant uncertainty remains with respect to unemployment levels and recessionary economic conditions, we will continue to monitor our loan portfolio carefully and to administer our practice of conservative loan underwriting.  We believe that our strong initial capital position will help us navigate through this difficult and unprecedented environment.

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

At June 30, 2010, the Company considers the allowance for loan losses of $308,000 appropriate to provide for potential losses inherent in the loan portfolio.  Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, changing collateral values and the overall quality of the loan portfolio.

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

No assurance can be given that either the tax returns submitted by us or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest or penalties at either June 30, 2010 or December 31, 2009.

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

Financial Condition At June 30, 2010

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

Total Assets

Total assets increased to $41.5 million at June 30, 2010 from $29.9 million at December 31, 2009.  The increase was primarily the result of a $17.3 million increase in net loans (excluding mortgage loans held for sale), and a $1.9 million increase in securities, which were off-set by a $7.2 million decrease in cash and cash equivalents and a $0.4 decrease in mortgage loans held for sale.  These increases in loans were funded primarily from the use of cash and cash equivalents and an increase in deposits.

Loans

Net loans were $30.5 million at June 30, 2010 compared to $13.2 million as of December 31, 2009.  Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio.  At June 30, 2010, our loan portfolio consisted of $3,607,158 of construction and land development loans, $20,486,055 in commercial real estate loans, $4,667,601 in commercial and industrial loans, $1,350,239 in agricultural production and real estate loans, $734,475 in mortgage and consumer loans compared to December 31, 2009, when our loan portfolio consisted of $1,582,100 of construction and land development loans, $8,177,274 in commercial real estate loans, $1,671,221 in commercial and industrial loans, $595,872 in agricultural production and real estate loans, and $1,324,758 in mortgage and consumer loans.  Management expects loans to continue to grow as capital is deployed and excess cash is invested in higher yielding assets per the business plan.

As of June 30, 2010, the Company has unfunded loan commitments totaling approximately $12,765,000 compared to $12,197,000 as of December 31, 2009.  While the Company has no guarantee these commitments will actually be funded, management has no reason to believe a significant portion of these commitments will not become assets of the Company.

The allowance for loan losses was $308,000 and $134,000 as of June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010 and December 31, 2009, the Company had no non-accrual or non-performing loans or loans considered to be impaired.  The allowance for loan losses as a percent of total loans was approximately 1.0% which is the minimum required of the Bank by the FDIC, at June 30, 2010 and December 31, 2009.

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

Securities

Securities classified as available for sale consist of U.S. government agencies, which totaled $4.4 million at June 30, 2010, compared to $2.5 million as of December 31, 2009.  The balance as of June 30, 2010 consisted of $1.5 million in U.S. government agencies and $2.9 million in mortgage backed securities issued by the U.S. government agencies.  Securities also included $33,400 in restricted equity securities as of June 30, 2010 compared to $1,000 as of December 31, 2009.  The restricted equity securities are comprised entirely of stock in the Federal Home Loan Bank of Indianapolis.  The carrying value of securities and restricted stock increased by approximately $1,897,000 from December 31, 2009 to June 30, 2010.

Deposits

The Company had $29.7 million in deposits as of June 30, 2010, which consisted of $3,317,324 in non-interest bearing demand deposit accounts, $18,657,916 in time deposits, and $7,770,228 of other interest bearing accounts.  Deposits increased $12,281,852 from December 31, 2009 when deposits were $17,463,616 consisting of $4,278,828 in non-interest bearing demand deposit accounts, $7,649,545 in time deposits, and $5,535,243 of other interest bearing accounts.  Deposit growth came primarily from loan customers and local deposit customers.  No deposits were obtained through deposit brokers.  The Bank anticipates that deposits will continue to increase as the Bank implements the business plan.

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

Our primary sources of liquidity are deposits, available borrowings, scheduled repayments on our loans, and interest on and maturities of our investment securities.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits.  Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability.  We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed.  The Bank has obtained approval for secured lines of credit with the Federal Home Loan Bank of Indianapolis and the Federal Reserve Bank, however no collateral has yet been pledged.  In addition, the Bank has obtained approval for a $2.0 million secured line of credit from a correspondent bank.  The Bank has pledged mortgage-backed securities issued by U.S government agencies as collateral.  As of June 30, 2010, our primary source of liquidity included our securities portfolio and cash and cash equivalents.  We believe our liquidity levels are adequate to meet our current operating needs.

Shareholders’ Equity

Total shareholders’ equity decreased from $12.3 million at December 31, 2009 to $11.5 million at June 30, 2010, as a result of net operating losses during the first six months of 2010.

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

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  For the first years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%.  The Bank exceeded its minimum regulatory capital ratios as of June 30, 2010, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at June 30, 2010.

Bank
Total risk-based capital	36.13%
Tier 1 risk-based capital	35.14%
Leverage capital	28.95%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base.  As of June 30, 2010, there were no significant firm commitments outstanding for capital expenditures.

Results of Operations for the Three and Six months Ended June 30, 2010 and 2009

Introductory Note

As referenced above, GRCI was capitalized and acquired the Bank on April 30, 2009.  The Bank opened for business on the same day but with limited operations.  The results of operations for periods prior to April 30, 2009 represent only our results of operations as a development stage company, which consisted primarily of incurring pre-opening expenses without the offsetting benefit of any material revenue.  Accordingly, because our results of operations for periods prior to April 30, 2009 do not include any period of banking operations, the Company does not believe that comparisons of our results of operations during these periods are meaningful in evaluating our results of operations for the three and six month periods ended June 30, 2010.  Therefore, certain comparisons of our results of operations for the three and six months ended June 30, 2010 to our results of operations for the three and six months ended June 30, 2009 have been omitted from the disclosures below.

Net Loss

The Company incurred a net loss of approximately $864,000 for the six months ended June 30, 2010 as compared to a net loss of $650,000 for the six months ended June 30, 2009.  The Company incurred a net loss of approximately $416,000 for the three months ended June 30, 2010 as compared to a net loss of $433,000 for the three months ended June 30, 2009.  Basic and diluted loss per share was $0.24 and $0.51 for the three and six months ended June 30, 2010, respectively, and $0.25 and $0.38 for the three and six months ended June 30, 2009.  The increase in our net loss is primarily a result of the expenses associated with full Bank operations in the current period as compared to development stage activities and partial Bank operations of the prior year.

Net Interest Income

Net interest income was approximately $450,000 for the six months ended June 30, 2010, compared to a $12,900 net interest expense for the comparative period in 2009 during the development stage and beginning Bank operations.  Net interest income was approximately $270,000 for the three months ended June 30, 2010, compared to a $2,400 net interest expense for the comparative period in 2009.  The Company is in the process of deploying its initial capital as the Bank originates loans and invests in securities.

The following tables calculate the net yield on earning assets for the three and six month periods ended June 30, 2010.  Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was 2.65% for the first six months of 2010 and 2.91% for three months ended June 30, 2010.  The net yield on earning assets for the comparative period in 2009 is not meaningful due to the limited period of banking operations.  The Company anticipates that the spread and the margin will continue to expand as the Company originates higher volumes of loans and takes advantage of the favorable yield curve.

For the six months ended June 30, 2010	Average Balance	Income/ Expense	Yield/ Rate Annualized
Earning assets:
Cash and cash equivalents	$9,608,635	$10,044	0.21%
Investment securities	3,743,536	44,126	2.36
Loans	20,607,553	556,328	5.40

Total earning-assets	33,959,724	610,498	3.60
Nonearning assets	400,781

Total assets	$34,360,505

Interest-bearing liabilities:
NOW accounts	$3,595,254	13,725	0.76
Savings	2,516,088	13,623	1.08
Time deposits	12,614,146	132,977	2.10

Total interest-bearing liabilities	18,725,488	160,325	1.71

Non-interest bearing liabilities	3,688,223
Shareholders’ equity	11,946,794
Total liabilities and shareholders’ equity	$34,360,505

Net interest spread			1.89%
Net interest income/ margin		$450,173	2.65%

For the three months ended June 30, 2010	Average Balance	Income/ Expense	Yield/ Rate Annualized
Earning assets:
Cash and cash equivalents	$7,960,430	$4,073	0.20%
Investment securities	4,411,266	26,314	2.39
Loans	24,771,791	339,262	5.48

Total earning-assets	37,143,487	369,649	3.98
Nonearning assets	398,725

Total assets	$37,542,212

Interest-bearing liabilities:
NOW accounts	$3,584,045	6,959	0.78
Savings	2,964,102	9,234	1.25
Time deposits	15,745,190	83,207	2.11

Total interest-bearing liabilities	22,293,337	99,400	1.78

Non-interest bearing liabilities	3,521,673
Shareholders’ equity	11,727,202
Total liabilities and shareholders’ equity	$37,542,212

Net interest spread			2.20%
Net interest income/ margin		$270,249	2.91%

Provision for loan losses

The provision for loan losses for the three and six month periods ended June 30, 2010 was $102,000 and $174,000, respectively compared to $3,000 for the three and six month periods ended June 30, 2009.  The increased provision was due to the growth in the loan portfolio of $17.5 million since year ended December 31, 2009.  There were no charge-offs or recoveries during any period.  Management will continue to monitor the portfolio for potential inherent losses that may be existent and will increase the allowance for loan losses accordingly.

Non-interest income

Total non-interest income for the three and six month period ended June 30, 2010 was $11,410 and $16,664, respectively.  The income earned in the three month period ended June 30, 2010 was predominately service charges on deposit accounts of $881 and $10,529 of other income related to gain on sales of loans held for sale and other miscellaneous income.  For the three and six month periods ended June 30, 2009, non-interest income was $20,792 which was predominantly interest earned on the funds held in escrow during the capital campaign.  As volumes of loans and deposits increase, the Company expects our non-interest income to increase as well.

Non-interest expenses

Total non-interest expenses for the three and six months ended June 30, 2010 were $595,959 and $1,156,901, respectively.  The largest component of non-interest expenses for the three months ended June 30, 2010 is salaries and benefits, which accounts for $329,242, or 55%, of total non-interest expenses.  The Company had fourteen full time equivalent employees at June 30, 2010.  The other primary components of non-interest expenses for the three months ended June 30, 2010 consisted of $40,125 in occupancy and equipment, $45,737 in audit fees,  $33,326 in advertising and marketing expense, and $28,426 in data processing and IT related services.  In the comparable prior year period, total non-interest expenses were approximately $447,962 primarily from salaries and benefits of $179,647 and professional fees of $96,142 paid to contracted management during the development stage period.

Income tax expense

No Federal income tax expense or benefit was recognized during the six months ended June 30, 2010 due to the tax loss carry-forward position of the Company.  An income tax benefit may be recorded in future periods, when the Company begins to become profitable and management believes that profitability will continue for the foreseeable future.  An income tax receivable of $9,692 recorded in other assets in the June 30, 2010 condensed consolidated balance sheet represents the Company’s overpayment of projected Michigan Business Tax for 2009.

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

The Bank has become a member of the Federal Home Loan Bank of Indianapolis, which will provide the Bank with a secured line of credit.  Collateral will primarily consist of specific pledged loans and investment securities.  Management is currently evaluating loans to be pledged in support of borrowings.  The Bank has also received approval to borrow from the Federal Reserve Discount Window on a collateralized basis.  Collateral will consist of specific pledged loans at such time as the loan portfolio is large enough to support such borrowing.  A correspondent bank has approved a $2,000,000 Federal Funds line of credit on a secured basis.  Investment securities have recently been pledged and the line is available for use.  Lastly, the Bank has subscribed to a deposit listing service which allows the Bank to post its rates to other financial institutions.  This facility has been utilized on a limited basis during the quarter ended June 30, 2010.  Present sources of liquidity are considered sufficient to meet current commitments.  At June 30, 2010, the Company had no borrowed funds outstanding.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination of loans.  At June 30, 2010, outstanding unused lines of credit totaled $8,582,401 which included one standby letter of credit totaling $38,785.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.  As of June 30, 2010, the Bank had $4,182,500 of outstanding unfunded loan commitments.  A majority of these commitments represent commercial loans and lines of credit.

Certificates of deposit scheduled to mature in one year or less approximates $11,276,210 at June 30, 2010.  Management estimates that a significant portion of such deposits will remain with the Bank.

Capital Expenditures

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment preparing our property to be utilized in the ordinary course of our banking business.  The Company incurred capitalized expenditures of $5,984 for the six month period ended June 30, 2010.

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

Our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the SEC, including the “Risk Factors” section of the Company’s 2009 Annual Report on Form 10-K as filed with the SEC on March 18, 2010.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The Bank must receive FDIC and State of Michigan, Office of Financial and Insurance Regulation (“OFIR”) approval to materially deviate from the Bank’s original Business Plan submitted with the Bank’s Interagency Charter and Federal Deposit Insurance Application (the “Charter Application”), and such approvals may not be granted, which could restrict the Bank’s growth and profitability.

The Bank has requested approval from the FDIC and OFIR to revise the financial projections contained in the Business Plan to reflect the increased growth in loans and deposits.  The Bank’s request has not yet been approved or denied by the regulators.  The Bank does believe that its level of loans are now consistent with the projections.  In its business plan, the Bank projected $15,000,000 in deposits during the first year of operations.  The Bank actually generated $24,549,085 in deposits.  The original forecast for loan generation was $22,500,000 and the actual first year loan totals were $24,819,720 in many respects the corresponding result of the Bank’s deposit growth.

In the third quarter of 2009 pursuant to FIL-50-2009 issued by the FDIC, the FDIC clarified its position regarding what is known as a “material deviation” from business projections.  The Bank may have materially deviated from the Business Plan it submitted with the Charter Application.  The FDIC and OFIR may take the position that any material increase in assets beyond what was presented in the original Business Plan (or the revised financial projections, if approved), would constitute a material deviation from the Business Plan and would require prior approval of the regulators before the material deviation may occur.  The potential material deviation was due to an increase in loan growth and deposit growth over what was originally projected in the financial projections in the Business Plan.

If the FDIC or the OFIR denies the Bank’s request to revise the financial projections, and as a result determines that the Bank has been operating in violation of its Business Plan, then such determination could have adverse consequences for the Bank, including imposition of an enforcement action against the Bank or a change in the Bank’s regulatory rating.  In addition, even if the FDIC and OFIR approve the revised financial projections submitted by the Bank, the Bank would not be permitted to materially deviate from anticipated limits set forth in the revised financial projections without prior regulatory approval.

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

GRAND RIVER COMMERCE, INC.

Dated: August 16, 2010	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer