Form 10-Q
period 2010-09-30
GRAND RIVER COMMERCE INC
filed 2010-11-10
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

☐ Yes ☑ No

The number of shares outstanding of the issuer’s Common Stock, as of the latest practicable date was 1,700,120 shares as of November 10, 2010.

GRAND RIVER COMMERCE, INC.

FORM 10-Q

INDEX

i

PART I—FINANCIAL INFORMATION

ITEM 1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents
Cash	$3,642,560	$8,267,952
Federal funds sold	993,190	5,124,934
Total cash and cash equivalents	4,635,750	13,392,886

Securities, available for sale	3,608,440	2,486,372
Federal Home Loan Bank Stock, at cost	33,400	1,000
Mortgage loans held for sale	—	417,000
Loans
Total loans	36,175,733	13,351,225
Less: allowance for loan losses	364,000	134,000
Net loans	35,811,733	13,217,225
Premises and equipment	220,549	280,683
Interest receivable and other assets	186,161	121,073
TOTAL ASSETS	$44,496,033	$29,916,239

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Non-interest bearing	$4,302,495	$4,278,828
Interest bearing	28,707,692	13,184,788
Total deposits	33,010,187	17,463,616

Interest payable and other liabilities	205,949	109,491
Total liabilities	33,216,136	17,573,107

Shareholders’ equity
Common Stock, $0.01 par value, 10,000,000 shares authorized — 1,700,120 shares issued and outstanding at September 30, 2010, and at December 31, 2009	17,001	17,001
Additional paid-in capital	14,984,498	14,948,729
Additional paid-in capital warrants	479,321	479,321
Accumulated deficit	(4,238,707)	(3,102,722)
Accumulated other comprehensive income	37,784	803
Total shareholders’ equity	11,279,897	12,343,132

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,496,033	$29,916,239

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest income
Loans, including fees	$454,681	$47,328	$1,011,009	$48,399
Securities	23,711	785	67,837	1,194
Federal funds sold and other income	2,651	9,931	12,695	15,579
Total interest income	481,043	58,044	1,091,541	65,172

Interest expense
Deposits	125,427	20,845	285,752	24,199
Borrowings	—	—	—	16,679
Total interest expense	125,427	20,845	285,752	40,878

Net interest income	355,616	37,199	805,789	24,294

Provision for loan losses	56,000	55,000	230,000	58,000
Net interest income(expense) after provision for loan losses	299,616	(17,801)	575,789	(33,706)

Non-interest income
Service charges and other fees	1,575	93	3,162	215
Escrow interest	—	—	—	19,297
Gain on sale of loans	7,265	—	18,871	19,297
Other	1,634	1,728	5,105	3,101
Total non-interest income	10,474	1,821	27,138	22,613

Non-interest expenses
Salaries and benefits	349,331	271,407	998,471	451,053
Occupancy and equipment	42,285	38,189	123,355	95,213
Share based payment awards (Note 10)	13,629	15,470	35,769	25,783
Travel and training	12,802	5,707	36,417	16,309
Data processing & computer support	33,046	20,724	87,431	30,424
Marketing	15,816	22,529	73,727	43,394
Professional fees	15,399	10,858	58,472	252,859
Legal fees	14,793	26,316	71,399	40,299
Audit fees	28,714	35,125	94,784	73,966
Loan processing expense	3,369	786	11,374	1,335
Insurance, including FDIC coverage	19,809	7,427	51,828	19,800
Telephone and data communications	10,138	9,948	31,293	25,373
Printing, postage and office supplies	8,290	8,013	29,001	32,460
Other	14,591	(1,378)	35,591	17,760
Total non-interest expenses	582,012	471,121	1,738,912	1,126,028

Net loss	$(271,922)	$(487,101)	$(1,135,985)	$(1,137,121)

Basic (loss) per share	$(0.16)	$(0.29)	$(0.67)	$(0.67)
Diluted (loss) per share	$(0.16)	$(0.29)	$(0.67)	$(0.67)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(271,922)	$(487,101)	$(1,135,985)	$(1,137,121)
Other comprehensive income
Unrealized gains on securities available for sale	(3,948)	135	56,033	259
Deferred income tax expense	1,342	(46)	(19,051)	(88)
Comprehensive loss	$(274,528)	$(487,012)	$(1,099,003)	$(1,136,950)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid in Capital (Deficit)	Additional Paid in Capital Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2009	$—	$(1,065,527)	$—	$(1,492,706)	$—	$(2,558,233)
Issuance in initial public offering of 1,700,120 common shares (net of cash offering costs of $486,621)	17,001	16,452,118	—	—	—	16,469,119
Share based payment awards under equity compensation plan	—	25,783	—	—	—	25,783
Issuance of common stock warrants in connection with initial public common stock offering	—	(479,321)	479,321	—	—	—
Comprehensive loss	—	—	—	(1,137,121)	171	(1,136,950)

Balance at September 30, 2009	$17,001	$14,933,053	$479,321	$(2,629,827)	$171	$12,799,719

Balance at January 1, 2010	$17,001	$14,948,729	$479,321	$(3,102,722)	$803	$12,343,132
Share based payment awards under equity compensation plan	—	35,769	—	—	—	35,769
Comprehensive loss	—	—	—	(1,135,985)	36,981	(1,099,004)

Balance at September 30, 2010	$17,001	$14,984,498	$479,321	$(4,238,707)	$37,784	$11,279,897

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating and pre-operating activities
Net loss	$(1,135,985)	$(1,137,121)
Adjustments to reconcile net loss to net cash used in operating and pre-operating activities
Share based payment awards issued under equity compensation plan	35,769	25,783
Provision for loan losses	230,000	58,000
Net, amortization on investment securities	11,112	(1,106)
Originations of loans held for sale	(1,183,000)	—
Proceeds from loan sales	1,618,871	—
Deferred income tax benefit	(19,051)	(88)
Net realized gain on sale of loans	(18,871)	—
Depreciation	67,366	43,981
Net change in:
Interest receivable and other assets	(65,088)	(69,142)
Interest payable and other liabilities	96,458	18,275
Net cash used in operating and pre-operating activities	(362,419)	(1,061,418)

Cash flows from investing activities
Loan principal originations, net	(22,824,508)	(5,757,536)
Activity in available for sale securities
Maturities and prepayments	2,931,114	—
Purchase of securities	(4,008,262)	(999,462)
Purchase of Federal Home Loan Bank stock	(32,400)	—
Purchase of equipment	(7,232)	(207,298)
Net cash used in investing activities	(23,941,288)	(6,964,296)

Cash flows from financing activities
Acceptances of and withdrawals of deposits, net	15,546,571	11,010,302
Proceeds from issuance of common stock, net of offering costs of $532,081	—	16,469,119
Net short-term borrowings (repayments)	—	(1,360,000)
Net other borrowings (repayments)	—	(1,288,002)
Net cash provided by financing activities	15,546,571	24,831,419

Net (decrease) increase in cash and cash equivalents	(8,757,136)	16,805,705

Cash and cash equivalents, beginning of the period	13,392,886	40,525

Cash and cash equivalents, end of the period	$4,635,750	$16,846,230

Supplemental cash flows information:
Cash paid during the period for interest	$273,332	$44,017

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Note 1:	Organization, Business and Summary of Significant Accounting Principles

Nature of Organization and Basis of Presentation

Grand River Commerce, Inc. (“GRCI”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo bank in Michigan.  GRCI’s fiscal year ends on December 31st.  Upon receiving final regulatory approvals in April 2009 to commence business, GRCI capitalized Grand River Bank, a de novo bank in formation (the “Bank”) which also has a December 31st fiscal year end.  Prior to this date, GRCI was considered a developmental stage enterprise for financial reporting purposes.

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

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements and the interim unaudited condensed consolidated financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in GRCI’s annual report for the year ended December 31, 2009.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, share-based compensation, and the valuation of deferred income tax assets.  In connection with the determination of the allowance for loan losses management obtains independent appraisals for significant properties that are collateral for loans as deemed necessary.

Management believes that the allowance for losses on loans is adequate to absorb losses inherent in the portfolio.  As there is no historical loss information to determine losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions or changes in specific loans.

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

Accounting Principles

Fair Values of Financial Instruments

Fair value refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers based on the assumptions market participants would use when pricing an asset or liability.  Assumptions are developed based on prioritizing information within a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity's own data.  The Company may choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Company to record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At September 30, 2010, the Company had not elected the fair value option for any financial assets or liabilities not otherwise required to be reported at fair value.

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

Investment Securities

Debt securities that management has the intent and the Company has the ability to hold to maturity are classified as securities held to maturity and are recorded at amortized cost.  Securities not classified as securities held to maturity, including equity securities with readily determinable fair values, are classified as securities available for sale and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income (loss).  Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities.

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

Loans

Loans are receivables that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off and are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and unamortized premiums or discounts on purchased loans.  Interest is credited to income on a daily basis based upon the principal amount outstanding.  Management estimates that direct costs incurred in originating loans classified as held-to-maturity approximate the origination fees generated on these loans.  Therefore, net deferred loan origination fees on loans classified as held-to-maturity are not included on the accompanying condensed consolidated balance sheets.

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

Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of very recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio consists of loans issued primarily in the past twelve months, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision and allowance for loan losses, which would adversely affect our results of operations and financial condition.  Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.

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

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of their carrying value or fair value less selling costs at the date of foreclosure establishing a new carrying amount.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.  Revenues and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  As of September 30, 2010, the Company had no foreclosed real estate.

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

Advertising Costs

Advertising costs, amounting to $73,727 and $43,394 for the first nine months of 2010 and 2009, respectively.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section in the condensed consolidated balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

Loss per Share

Basic and diluted losses per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.  Weighted-average common shares outstanding for the three and nine month periods ended September 30, 2010 and 2009 totaled 1,700,120.  Common stock equivalents consisting of Common Stock Options and Common Stock Purchase Warrants as described in Notes 8 and 9 are anti-dilutive and are therefore excluded.

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

Effects of Newly Issued Effective Accounting Standards

FASB ASC Topic 715, “Compensation – Retirement Benefits.”  In January 2010, ASC Topic 715 was amended by Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, to change the terminology for major categories of assets to classes of assets to correspond with the amendments to ASC Topic 820 (see below).  The new guidance was effective for interim and annual periods after January 1, 2010 and had no impact on the Company’s interim condensed consolidated financial statements.

FASB ASC Topic 810, “Consolidation.”  New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other factors, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and had no impact on the Company’s interim condensed consolidated financial statements.

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

FASB ASC Topic 860, “Transfers and Servicing.”  New authoritative accounting guidance under ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and had no significant impact on the Company’s interim condensed consolidated financial statements.

FASB ASC Topic 310, “Receivables.”  In April 2010, ASC Topic 310 was amended by Accounting Standards Update (ASU) No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (a consensus of the FASB Emerging Issues Task)”, to clarify that individual loans accounted for within pools are not to be removed from the pool solely as a result of modifications to the loan (including troubled debt restructurings).  The new guidance is effective for interim and annual periods after July 15, 2010 and did not have a significant impact on the Company’s interim condensed consolidated financial statements.

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

The amortized cost and fair value of investment securities classified as available for sale, including gross unrealized gains and losses, were as follows:

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$999,950	$2,395	$—	$1,002,345
Mortgage-backed securities issued by U.S. government agencies	2,551,240	54,855	—	2,606,095
Total	$3,551,190	$57,250	$—	$3,608,440

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$1,000,650	$—	$(25)	$1,000,625
Mortgage-backed securities issued by U.S. government agencies	1,484,505	6,660	(5,418)	1,485,747
Total	$2,485,155	$6,660	$(5,443)	$2,486,372

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2010, by contractual maturity are shown below.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately:

	Less than one year	One year to five years	Five years to ten years	Over ten years	Total
	Amount	Amount	Amount	Amount	Amount
Available for Sale
U.S. Government agencies	$—	$999,950	$—	$—	$999,950
Mortgage-backed securities issued by U.S. government agencies and corporations	—	—	907,031	1,644,209	2,551,240
Total Amortized Cost	$—	$999,950	$907,031	$1,644,209	$3,551,190
Fair Value	$—	$1,002,345	$922,892	$1,683,203	$3,608,440

There were no sales of securities during the three and nine month periods ended September 30, 2010 or 2009.

There were no securities that had an unrealized loss for period ended September 30, 2010.  There were $1,510,268 of securities which had a $5,443 unrealized loss at the end of December 31, 2009.

Note 3:	Loans and Allowance for Loan Losses

The components of the outstanding loan balances are as follows:

	September 30, 2010	December 31, 2009
Commercial – non-real estate	$5,307,845	$1,939,309
Real estate:
Commercial	24,468,372	9,297,734
Construction and land development	5,667,293	1,582,100
Residential	479,121	215,953
Home equity	247,377	310,155
Consumer	5,725	5,974
Total loans	36,175,733	13,351,225
Less:
Allowance for loan losses	364,000	134,000
Net loans	$35,811,733	$13,217,225

Changes in the allowance for loan losses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance, beginning of the period	$308,000	$3,000	$134,000	$—
Provision charged to operations	56,000	55,000	230,000	58,000
Loans charged-off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$364,000	$58,000	$364,000	$58,000

There were no impaired loans, non-accrual loans or loans 90 days past due and still accruing interest as of September 30, 2010 or December 31, 2009 or during the periods then ended.  In addition, no loans were transferred to foreclosed real estate in 2010 or 2009.

Note 4:	Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

	September 30, 2010	December 31, 2009
Leasehold improvements	$44,540	$44,540
Furniture, fixtures and equipment	299,416	292,185
Accumulated depreciation	(123,407)	(56,042)
Premises and equipment, net	$220,549	$280,683

Depreciation expense was $67,366 and $43,981 for the nine month periods ended September 30, 2010 and 2009, respectively.  Depreciation expense was $22,358 and $19,387 for the three month period ended September 30, 2010 and 2009, respectively.

Note 5:	Deposits

The components of the outstanding deposit balances are as follows:

	September 30, 2010	December 31, 2009
Non-interest bearing
Demand	$4,302,495	$4,278,828
Interest bearing
Checking	4,867,162	3,460,637
Savings	3,933,973	2,074,606
Time, under $100,000	11,691,019	4,085,892
Time, over $100,000	8,215,538	3,563,653
Total deposits	$33,010,187	$17,463,616

Note 6:	Financial Instruments Recorded at Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale investment securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis.  As of September 30, 2010, the Company had no assets or liabilities recorded at fair value on a nonrecurring basis.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.  There were no changes in the methods used in estimating fair value decisions as of September 30, 2010 or December 31, 2009.

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

As of September 30, 2010	Level 1	Level 2	Level 3	Total

Securities available for sale	$—	$3,608	$—	$3,608

As of December 31, 2009	Level 1	Level 2	Level 3	Total

Securities available for sale	$—	$2,486	$—	$2,486

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s interim consolidated balance sheets are as follows (000’s omitted):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$4,636	$4,636	$13,393	$13,393
U.S. government agencies	1,002	1,002	1,001	1,001
Mortgage-backed securities	2,606	2,606	1,486	1,486
Mortgage loans held for sale	—	—	417	417
Net loans	35,812	34,896	13,217	13,481
Federal Home Loan Bank Stock	33	33	1	1
Accrued interest receivable	105	105	26	26
Financial liabilities
Deposits	33,010	32,736	17,464	18,061
Accrued interest payable	18	18	4	4

Note 7:	Operating Lease

In November 2007, the Company began leasing a building and is obligated under an operating lease agreement through December 2010, with three options to renew for three years each with Southtown Center, LLC.  The rent under the terms of the lease is $4,100, subject to a 2% cumulative upward adjustment in each subsequent year.  The Company is recognizing the expense including the escalating amounts on a straight-line basis over the term of the agreement.  The lease provides that the Company pay insurance and certain other operating expenses applicable to the leased premise.  The lease also stipulates that the Company may use and occupy the premise only for the purpose of maintaining and operating a bank.  Lease expense recognized under the agreement for the three months ended September 30, 2010 and 2009 were $12,112 and $12,270, respectively and $34,834 and $35,692 for the nine months ended September 30, 2010 and 2009, respectively.  The lease is in the process of being renewed for three years at the current lease rate of $4,100 per month.

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

During the second quarter of 2009, GRCI awarded and issued options for the purchase of 100,000 shares of Company common stock.  The total options outstanding at September 30, 2010 and December 31, 2009 were 100,000.  No options have been exercised.  Management options have a 5 year vesting period and Director options have a 3 year vesting period.  All such options expire in 10 years and have a $10 per share strike price.

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

24,667 common stock options were able to be exercised for the nine month period ended September 30, 2010.  The weighted-average grant-date calculated value approximated $221,100 for options granted during the second quarter of 2009.  As of September 30, 2010, there was $143,773 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  As of September 30, 2009, there was $195,217 of total unrecognized compensation cost as the 2009 Stock Option plan was not effective until the Company capitalized and the Bank opened on April 30, 2009.  The cost of the plan is expected to be recognized over a weighted-average period of 3.9 years.

A summary of option activity under all plans for the nine month period ended September 30, 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	100,000	$10.00	—	$—
Granted	—	—	100,000	10.00
Exercised	—	—	—	—
Expired or cancelled	—	—	—	—
Outstanding at September 30	100,000	$10.00	100,000	$10.00

A summary of the status of our non-vested shares as of September 30, 2010 and 2009, and changes during the nine month period ended September 30.

	2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1	100,000	$2.21	—	$—
Granted	—	—	100,000	2.21
Forfeited	—	—	—	—
Vested	(24,667)	2.21	—	—
Nonvested at September 30	75,333	$2.21	100,000	$2.21

Note 9:	Common Stock Purchase Warrants

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

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The prompt corrective action regulations provide four classifications; well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  The Company is restricted from paying dividends until such time as the Bank achieves profitability on a continuing basis and the Bank has sufficient capital to do so.  The Bank is required to maintain a minimum ratio of Tier 1 capital to average assets of 8% for the first seven years of operation.  The Bank was considered well capitalized as of September 30, 2010.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total capital (to risk-weighted assets)	$10,981	30.95%	$2,838	8.00%	$3,548	10.00%
Tier 1 capital (to risk-weighted assets)	10,617	29.92	1,419	4.00	2,129	6.00
Tier 1 capital (to average assets)	10,617	24.88	1,707	4.00	2,134	5.00

December 31, 2009
Total capital (to risk-weighted assets)	$11,731	78.99%	$1,188	8.00%	$1,485	10.00%
Tier 1 capital (to risk-weighted assets)	11,597	78.09	594	4.00	891	6.00
Tier 1 capital (to average assets)	11,597	45.06	1,029	4.00	1,287	5.00

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

The contractual amount of financial instruments with off-balance sheet risk was as follows:

	September 30, 2010	December 31, 2009
Unfunded commitments under lines of credit and overdraft lines	$7,222,000	$8,220,784
Commitments to grant loans	6,024,932	3,976,000
Total	$13,264,932	$12,196,784

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

The components of the Company’s net deferred tax assets, included in other assets, are as follows:

	September 30, 2010	December 31, 2009
Deferred Tax Asset:
Net deferred tax assets	$1,434,000	$1,048,000
Less: Valuation Allowance	(1,434,000)	(1,048,000)
Total net deferred tax asset	$—	$—

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

Our results of operations depend almost exclusively on the results of operations of the Bank.  The results of operations of the Bank depend primarily on its net interest income, which is directly impacted by the market interest rate environment.  Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, primarily loans and investment securities, and the interest it pays on its interest-bearing liabilities, primarily money market, savings and certificates of deposit accounts.  Net interest income is affected by the shape of the market yield curve, the timing of the placement and re-pricing of interest-earning assets and interest-bearing liabilities on the Bank’s balance sheet, and the prepayment rate on its mortgage-related assets.  Our results of operations are also significantly affected by general economic conditions.  The financial services industry continues to face volatile and adverse economic conditions.  The significant contributors to the disruptions include subprime mortgage lending, illiquidity in the capital and credit markets and the decline of real estate values.  While the government indicates it will continue to support the financial services industry, it is difficult to determine how the various government programs will impact the banking industry.

As previously stated, the Bank began active banking operations on April 30, 2009.  As of September 30, 2010, the Company’s total assets were $44.5 million, compared to $29.9 million as of December 31, 2009.  As of September 30, 2010 total assets were primarily comprised of cash and cash equivalents of $4.6 million, securities of $3.6 million and net loans of $35.8 million.  In addition, the Bank ended the September 30, 2010 quarter with $33.0 million in deposits and $11.3 million in shareholders’ equity, compared to $17.5 million in deposits and $12.3 million in shareholders’ equity as of December 31, 2009.

At September 30, 2010, the Bank’s allowance for loan losses was $364,000, or approximately 1.0% of its loans outstanding as required by the FDIC.  As the Bank’s loan portfolio continues to grow, we expect to increase our loan loss provision and allowance for loan losses in a prudent and conservative manner, especially in light of the current economic environment.  Because we cannot predict with precision the future trajectory of the economy in 2010 and beyond and because significant uncertainty remains with respect to unemployment levels and recessionary economic conditions, we will continue to monitor our loan portfolio carefully and to administer our practice of conservative loan underwriting.  We believe that our strong initial capital position will help us navigate through this difficult and unprecedented environment.

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

At September 30, 2010, the Company considers the allowance for loan losses of $364,000 adequate to provide for potential losses inherent in the loan portfolio.  Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, changing collateral values and the overall quality of the loan portfolio.

Income Taxes:  We use assumptions and estimates in determining income taxes payable or refundable for the current period, deferred income tax liabilities and assets for events recognized differently in its consolidated financial statements and income tax returns, and income tax expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.  A valuation allowance for deferred income tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future income (in the near-term based on current projections), and tax planning strategies.

No assurance can be given that either the tax returns submitted by us or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest or penalties at either September 30, 2010 or December 31, 2009.

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

Financial Condition At September 30, 2010

Introductory Note

As referenced above, GRCI was capitalized and acquired the Bank on April 30, 2009.  The Bank opened for business on the same day.  Our financial condition for periods prior to April 30, 2009 represents only our financial condition as a development stage company, which reflects our incurrence of pre-opening expenses without the offsetting benefit of any material revenue.  Accordingly, because our financial condition for periods prior to April 30, 2009 does not include any period of active banking operations or any period during which the Company was capitalized, the Company does not believe that comparisons of our financial condition during these periods are necessarily meaningful in evaluating our current financial condition.

Total Assets

Total assets increased to $44.5 million at September 30, 2010 from $29.9 million at December 31, 2009.  The increase was primarily the result of a $22.6 million increase in net loans (excluding mortgage loans held for sale), and a $1.1 million increase in securities, which were off-set by a $8.8 million decrease in cash and cash equivalents and a $0.4 million decrease in mortgage loans held for sale.  These increases in loans were funded primarily from the use of cash and cash equivalents and an increase in deposits.

Loans

Net loans were $35.8 million at September 30, 2010 compared to $13.2 million as of December 31, 2009.  Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio.  At September 30, 2010, our loan portfolio consisted of $5,667,293 of construction and land development loans, $23,333,477 in commercial real estate loans, $5,132,705 in commercial and industrial loans, $1,310,035 in agricultural production and real estate loans, $732,223 in mortgage and consumer loans compared to December 31, 2009, when our loan portfolio consisted of $1,582,100 of construction and land development loans, $8,177,274 in commercial real estate loans, $1,671,221 in commercial and industrial loans, $595,872 in agricultural production and real estate loans, and $1,324,758 in mortgage and consumer loans.  Management expects loans to continue to grow as capital is deployed and excess cash is invested in higher yielding assets per the business plan.

As of September 30, 2010, the Company has unfunded loan commitments totaling approximately $13,265,000 compared to $12,197,000 as of December 31, 2009.  While the Company has no guarantee these commitments will actually be funded, management has no reason to believe a significant portion of these commitments will not become assets of the Company.

The allowance for loan losses was $364,000 and $134,000 as of September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010 and December 31, 2009, the Company had no non-accrual or non-performing loans or loans considered to be impaired.  The allowance for loan losses as a percent of total loans was approximately 1.0% which is the minimum required of the Bank by the FDIC, at September 30, 2010 and December 31, 2009.

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

Securities

Securities classified as available for sale consist of U.S. government agencies, which totaled $3.6 million at September 30, 2010, compared to $2.5 million as of December 31, 2009.  The balance as of September 30, 2010 consisted of $1.0 million in U.S. government agencies and $2.6 million in mortgage backed securities issued by the U.S. government agencies.  Other securities consist of $33,400 in restricted equity securities as of September 30, 2010 compared to $1,000 as of December 31, 2009.  The restricted equity securities are comprised entirely of stock in the Federal Home Loan Bank of Indianapolis.  The carrying value of securities and restricted stock increased by approximately $1.2 million from December 31, 2009 to September 30, 2010 due to planned growth in the investment portfolio.  The Company expects the investment portfolio to continue to grow as assets grow.  The mix of securities purchased is not expected to change significantly.

Deposits

The Company had $33.0 million in deposits as of September 30, 2010, which consisted of $4,302,495 in non-interest bearing demand deposit accounts, $19,906,557 in time deposits, and $8,801,135 of other interest bearing accounts.  Deposits increased $15,546,571 from December 31, 2009 when deposits were $17,463,616 consisting of $4,278,828 in non-interest bearing demand deposit accounts, $7,649,545 in time deposits, and $5,535,243 of other interest bearing accounts.  Deposit growth came primarily from loan customers and local deposit customers.  No deposits were obtained through deposit brokers.  The Bank anticipates that deposits will continue to increase as the Bank implements the business plan.

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

Our primary sources of liquidity are deposits, available borrowings, scheduled repayments on our loans, and interest on and maturities of our investment securities.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits.  Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability.  We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed.  The Bank has obtained approval for secured lines of credit with the Federal Home Loan Bank of Indianapolis and the Federal Reserve Bank.  The Bank has pledged securities issued by U.S. government agencies as collateral for the Federal Home Loan Bank line and is evaluating specific loans for pledging.  No collateral has been pledged to the Federal Reserve Bank.  In addition, the Bank has obtained approval for a $2.0 million secured line of credit from a correspondent bank.  The Bank has pledged mortgage-backed securities issued by U.S government agencies as collateral.  As of September 30, 2010, our primary source of liquidity included our securities portfolio and cash and cash equivalents.  We believe our liquidity levels are adequate to meet our current operating needs.

Shareholders’ Equity

Total shareholders’ equity decreased from $12.3 million at December 31, 2009 to $11.3 million at September 30, 2010, primarily as a result of net operating losses during the first nine months of 2010.

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

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  For the first years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%.  The Bank exceeded its minimum regulatory capital ratios as of September 30, 2010, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at September 30, 2010.

Bank
Total risk-based capital	30.95%
Tier 1 risk-based capital	29.92%
Leverage capital	24.88%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base.  As of September 30, 2010, there were no significant firm commitments outstanding for capital expenditures.

Results of Operations for the Three and Nine months Ended September 30, 2010 and 2009

Introductory Note

As referenced above, GRCI was capitalized and acquired the Bank on April 30, 2009.  The Bank opened for business on the same day but with limited operations.  The results of operations for periods prior to April 30, 2009 represent only our results of operations as a development stage company, which consisted primarily of incurring pre-opening expenses without the offsetting benefit of any material revenue.  Accordingly, because our results of operations for periods prior to April 30, 2009 do not include any period of banking operations, the Company does not believe that comparisons of our results of operations during these periods are meaningful in evaluating our results of operations for the three and nine month periods ended September 30, 2010.  Therefore, certain comparisons of our results of operations for the three and nine months ended September 30, 2010 to our results of operations for the three and nine months ended September 30, 2009 have been omitted from the disclosures below.

Net Loss

The Company incurred a net loss of approximately $1,136,000 for the nine months ended September 30, 2010 as compared to a net loss of $1,137,000 for the nine months ended September 30, 2009.  The Company incurred a net loss of approximately $272,000 for the three months ended September 30, 2010 as compared to a net loss of $487,000 for the three months ended September 30, 2009.  Basic and diluted loss per share was $0.16 and $0.67 for the three and nine months ended September 30, 2010, respectively, and $0.29 and $0.67 for the three and nine months ended September 30, 2009.  The decrease in our loss for the three months ended September 30, 2010 over the comparative period ended September 30, 2009 is a result of the growth in net interest income associated with the growth in earnings assets over the prior year as the Bank was beginning operations.

Net Interest Income

Net interest income was approximately $806,000 for the nine months ended September 30, 2010, compared to $24,000 for the comparative period in 2009 during the development stage and beginning Bank operations.  Net interest income was approximately $356,000 for the three months ended September 30, 2010, compared to $37,000 for the comparative period in 2009.  The Company is in the process of deploying its initial capital as the Bank originates loans and invests in securities.

The following tables calculate the net yield on earning assets for the three and nine month periods ended September 30, 2010.  Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was 2.92% for the first nine months of 2010 and 3.34% for three months ended September 30, 2010.  The net yield on earning assets for the comparative period in 2009 is not meaningful due to the limited period of banking operations.  The Company anticipates that the spread and the margin will continue to expand as the Company originates higher volumes of loans and takes advantage of the favorable yield curve.

For the nine months ended September 30, 2010	Average Balance	Income/ Expense	Yield/ Rate Annualized
Earning assets:
Cash and cash equivalents	$8,193,749	$12,695	0.21%
Investment securities	3,820,189	67,837	2.37
Loans	24,823,826	1,011,009	5.43

Total earning-assets	36,837,764	1,091,541	3.95
Nonearning assets	351,857

Total assets	$37,189,621

Interest-bearing liabilities:
Interest Checking	$3,869,519	23,360	0.80
Savings	2,979,245	25,473	1.14
Time deposits	14,872,012	236,919	2.12

Total interest-bearing liabilities	21,720,776	285,752	1.75

Non-interest bearing liabilities	3,693,339
Shareholders’ equity	11,775,506
Total liabilities and shareholders’ equity	$37,189,621

Net interest spread			2.20%
Net interest income/ margin		$805,789	2.92%

For the three months ended September 30, 2010	Average Balance	Income/ Expense	Yield/ Rate Annualized
Earning assets:
Cash and cash equivalents	$5,489,767	$2,651	0.19%
Investment securities	3,970,997	23,711	2.39
Loans	33,118,886	454,681	5.49

Total earning-assets	42,579,650	481,043	4.52
Nonearning assets	175,926

Total assets	$42,755,576

Interest-bearing liabilities:
NOW accounts	$4,409,104	9,635	0.87
Savings	3,890,455	11,851	1.22
Time deposits	19,314,116	103,941	2.15

Total interest-bearing liabilities	27,613,675	125,427	1.82

Non-interest bearing liabilities	3,703,386
Shareholders’ equity	11,438,515
Total liabilities and shareholders’ equity	$42,755,576

Net interest spread			2.70%
Net interest income/ margin		$355,616	3.34%

Provision for loan losses

The provision for loan losses for the three and nine month periods ended September 30, 2010 was $56,000 and $230,000, respectively compared to $55,000 and $58,000 for the three and nine month periods ended September 30, 2009.  The increased provision was due to the growth in the loan portfolio of $22.8 million since year ended December 31, 2009.  There were no charge-offs or recoveries during any period.  Management will continue to monitor the portfolio for potential inherent losses that may be existent and will increase the allowance for loan losses accordingly.

Non-interest income

Total non-interest income for the three and nine month period ended September 30, 2010 was $10,474 and $27,138, respectively.  The income earned in the three month period ended September 30, 2010 was predominately service charges on deposit accounts of $1,575 and $8,899 of other income related to gain on sales of loans held for sale and other miscellaneous income.  For the three and nine month periods ended September 30, 2009, non-interest income was $1,821 and $22,613, the significant decline was predominantly the result of $19,300 of interest earned during 2009 on the funds held in escrow during the capital campaign.  As volumes of loans and deposits increase, the Company expects our non-interest income to increase as well.

Non-interest expenses

Total non-interest expenses for the three and nine months ended September 30, 2010 were $582,012 and $1,738,912, respectively  The largest component of non-interest expenses for the three and nine months ended September 30, 2010 is salaries and benefits, which accounts for approximately 60% and 58%, respectively, of total non-interest expenses.  The Company had fourteen full time equivalent employees at September 30, 2010.  The other primary components of non-interest expenses for the three months ended September 30, 2010 consisted of $42,285 in occupancy and equipment, $33,046 in data processing and IT related services,  $29,502 in audit fees and  $15,816 in advertising and marketing expense.  For the nine months ended September 20, 2010, other primary components of non-interest expenses consisted of $123,355 in occupancy and equipment, $103,747 in audit fees, $87,431 in data processing and IT related services and $73,727 in advertising and marketing expense.   In the comparable prior year periods, total non-interest expense for the three and  nine months ended September 30, 2009 were $471,121 and $1,126,028, respectively.  The largest component of non-interest expenses for the three and nine months ended September 30, 2009 is salaries and benefits, which accounts for approximately 57% and 40%, respectively, of total non-interest expenses.  Other primary components of non-interest expenses for the three months ended September 30, 2009  were occupancy and equipment of $38,189, audit fees of $35,125, legal fees of $26,316, primarily related to the opening of the Bank, and advertising and marketing expenses of $22,529.  For the nine months ended September 30, 2009, the other primary expenses were professional fees paid to contracted bank staff prior to the bank opening of $252,859, occupancy and equipment expense of $95,213, audit fees of $73,966 and advertising and marketing expenses of $43,494.  Management does not expect any significant unplanned increases in non-interest expense.

Income tax expense

No Federal income tax expense or benefit was recognized during the nine months ended September 30, 2010 due to the tax loss carry-forward position of the Company.  An income tax benefit may be recorded in future periods, when the Company begins to become profitable and management believes that profitability will continue for the foreseeable future.  An income tax receivable of $9,692 recorded in other assets in the September 30, 2010 condensed consolidated balance sheet represents the Company’s overpayment of projected Michigan Business Tax for 2009.

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

The Bank has become a member of the Federal Home Loan Bank of Indianapolis, which will provide the Bank with a secured line of credit.  Collateral will primarily consist of specific pledged loans and investment securities.  Management is currently evaluating loans to be pledged in support of borrowings and has pledged securities issued by U.S. government agencies.  The Bank has also received approval to borrow from the Federal Reserve Discount Window on a collateralized basis.  Collateral will consist of specific pledged loans at such time as the loan portfolio is large enough to support such borrowing.  A correspondent bank has approved a $2,000,000 Federal funds line of credit on a secured basis.  Investment securities have been pledged and the line is available for use.  Lastly, the Bank has subscribed to a deposit listing service which allows the Bank to post its rates to other financial institutions.  This facility has been utilized on a limited basis during the quarter ended September 30, 2010.  Present sources of liquidity are considered sufficient to meet current commitments.  At September 30, 2010, the Company had no borrowed funds outstanding.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination of loans.  At September 30, 2010, outstanding unused lines of credit totaled $6,024,932 which included one standby letter of credit totaling $38,785.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.  As of September 30, 2010, the Bank had $7,222,000 of outstanding unfunded loan commitments.  A majority of these commitments represent commercial loans with available lines of credit.

Certificates of deposit scheduled to mature in one year or less approximates $10,697,545 at September 30, 2010.  Management estimates that a significant portion of such deposits will remain with the Bank.

Capital Expenditures

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment preparing our property to be utilized in the ordinary course of our banking business.  The Company incurred capitalized expenditures of $7,232 for the nine month period ended September 30, 2010.

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

The Bank has submitted a revised business plan to the regulatory agencies, but the Bank’s request has not yet been approved or denied by the regulators.  If the FDIC or the OFIR denies the Bank’s request to revise the financial projections, and as a result determines that the Bank has been operating in violation of its Business Plan, then such determination could have adverse consequences for the Bank, including imposition of an enforcement action against the Bank or a change in the Bank’s regulatory rating.  In addition, even if the FDIC and OFIR approve the revised financial projections submitted by the Bank, the Bank would not be permitted to materially deviate from anticipated limits set forth in the revised financial projections without prior regulatory approval.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of GRCI*
3.2	Amended and Restated Bylaws of GRCI**
4.1	Specimen common stock certificate*
10.1	Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.2	Form of Incentive Stock Option Award Agreement pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.3	Form of Stock Option Award Agreement for non-qualified stock options pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.4	Form of Warrant Agreement****
31.1	Rule 302 Certification of the Chief Executive Officer
31.2	Rule 302 Certification of the Chief Financial Officer
32.1	Rule 906 Certification

*	Previously filed as an exhibit to our registration statement on November 16, 2007.
**	Previously filed as an exhibit to our Current Report on Form 8-K on May 30, 2008.
***	Previously filed as an exhibit to our Current Report on Form 8-K on September 26, 2009.
****	Previously filed as an exhibit to our Quarterly Report on Form 10-Q on August 14, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2010	GRAND RIVER COMMERCE, INC.

	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

	By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer