Form 10-K/A
period 2009-12-31
GRAND RIVER COMMERCE INC
filed 2010-11-16
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________________ To ___________________

Commission File Number: 333-147456

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

Documents Incorporated By Reference Herein:  None.

Explanatory Statement to Form 10-K Amendment

The purpose of this Amendment on Annual Report on Form 10-K/A is to amend Part III, Item 12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2010 (the “Original Filing”),  to correct and supplement certain ownership related disclosures contained in the Original Filing.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Annual Report on Form 10-K/A to modify or updated other disclosures as presented in the Original Filing.  Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

GRAND RIVER COMMERCE, INC.

ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

Page

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	3

PART IV
Item 15.	Exhibits, Financial Statement Schedules	5

Signatures		6

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the following information for each of our directors and executive officers:

•	the number of shares of common stock he or she owns beneficially; and

•	the percentage that the number of shares beneficially owned bears to the total number of shares outstanding of the Company.

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

Name	Number of shares beneficially owned	Percentage of class
Directors
Robert P. Bilotti(1)	48,874	2.85%
David H. Blossey (2)	5,000	0.29%
Richard J. Blauw, Jr.(3)	37,784	2.20%
Cheryl M. Blouw(4)	34,074	1.99%
Jeffrey A. Elders(5)	27,124	1.59%
Lawrence B. Fitch(6)	5,000	0.29%
David K. Hovingh(7)	36,597	2.14%
Roger L. Roode(8)	32,174	1.88%
Jerry A. Sytsma(9)	29,374	1.71%
Total directors, as a group	256,001	14.27%
Executive officers who are not directors
Elizabeth C. Bracken(10)	1,500	0.09%
Mark A. Martis(11)	11,748	0.69%
All directors and executive officers, as a group (11 persons)	269,249	15.01%

Notes to beneficial ownership table

(1)
Includes organizer warrants to acquire 13,274 shares of common stock; 5,600 shares held jointly with Mr. Bilotti’s wife; 4,000 shares held of record for the benefit of Mr. Bilotti’s IRA; and 6,000 shares held of record for the benefit of Mr. Bilotti’s Simple 401K Plan.

(2)	Includes 5,000 shares held of record for the benefit of Mr. Blossey’s IRA.

(3)
Includes organizer warrants to acquire 14,509 shares of common stock (of which 1,235 warrants are held by Meadow Rock Dairy, L.L.C. and attributed to Mr. Blauw through his 12.4% ownership interest in Meadow Rock Dairy, L.L.C.); 4,000 shares held jointly with Mr. Blauw’s wife; 12,000 shares held by the Richard J Jr. and Kimberly S. Blauw Trust, which Mr. and Mrs. Blauw serve as trustees; and 6,175 shares of common stock held by Meadow Rock Dairy, L.L.C. and attributed to Mr. Blauw through his 12.4% ownership interest in Meadow Rock Dairy, L.L.C.

(4)
Includes organizer warrants to acquire 13,274 shares of common stock; 19,700 shares held of record for the benefit of Mrs. Blouw’s IRAs; and 1,100 shares held by the Ronald P and Cheryl M Blouw Living Trust, which Mr. and Mrs. Blouw serve as trustees.

3

(5)	Includes organizer warrants to acquire 13,274 shares of common stock; and 11,600 shares held of record for the benefit of Mr. Elders’ IRA.

(6)	Includes 5,000 shares held by the Lawrence B. Fitch Revocable Trust, which Mr. Fitch serves as trustee.

(7)	Includes organizer warrants to acquire 13,274 shares of common stock; 6,350 shares held jointly with Mr. Hovingh’s wife; and 16,973 shares held of record for the benefit of Mr. Hovingh’s IRA.

(8)	Includes organizer warrants to acquire 13,274 shares of common stock; and 18,900 shares held by the Roger L. Roode Trust, which Mr. Roode serves as trustee.

(9)
Includes organizer warrants to acquire 13,274 shares of common stock; 15,220 held by the Jerry and Lynn Sytsma Trust, which Mr. and Mrs. Sytsma serve as trustees; and 880 shares held of record for the benefit of the IRA of Mr. Sytsma’ wife.

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

Name and Address of Principal Shareholder	Number of shares beneficially owned	Percentage of class

Great Midwest Investments, L.L.C. 50 64th Avenue, Suite A Coopersville, Michigan 49404	100,000	5.88%
Timothy den Dulk(1) 50 64th Avenue, Suite A Coopersville, Michigan 49404	150,000	8.82%

Notes to beneficial ownership table

(1)
Includes 100,000 shares of common stock held by Great Midwest Investments, L.L.C. and attributed to Mr. Dulk through his 50% ownership interest in Great Midwest Investments, L.L.C.; and 50,000 shares of common stock held by Meadow Rock Dairy, L.L.C. and attributed to Mr. Dulk through his 53.1% ownership interest in Meadow Rock Dairy, L.L.C.

4

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The financial statements were previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009, that was previously filed with the SEC on March 18, 2010

(a) (2) Financial Statement Schedules

None.  The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

(b)

Number	Description
1.1	Agency Agreement by and between the Company and Commerce Street Capital, LLC*
3.1	Articles of incorporation**
3.2	Bylaws**
3.3	Amended and Restated Bylaws***
4.1	Specimen common stock certificate**
4.2	Form of Grand River Commerce, Inc. Organizers’ Warrant Agreement**
4.3	See Exhibits 3.1 and 3.2 for provisions of the articles of incorporation and bylaws defining rights of holders of the common stock****
10.3	Form of Grand River Commerce, Inc. 2009 Stock Incentive Plan+**
10.4	Employment Agreement by and between Grand River Bank and David H. Blossey+****
10.5	Employment Agreement by and between Grand River Bank and Robert P. Bilotti+****
10.6	Employment Agreement by and between Grand River Bank and Elizabeth C. Bracken+****
10.7	Consulting Agreement by and between Grand River Commerce, Inc. and David H. Blossey+**
10.8	Consulting Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+**
10.9	Consulting Agreement by and between Grand River Commerce, Inc. and Elizabeth C. Bracken+**
10.12	Employment Agreement by and between Grand River Bank and Mark Martis+****
10.13	Consulting Agreement by and between Grand River Commerce, Inc. and Mark Martis+**
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a compensatory plan or contract

*	Incorporated by reference to the exhibits to the Company’s Form 8-K as filed with the SEC on March 10, 2009

**	Incorporated by reference to the exhibits to the Company’s registration statement as filed with the SEC on November 16, 2007

***	Incorporated by reference to the exhibits to the Company’s Form 8-K as filed with the SEC on May 30, 2008

****	Incorporated by reference to the exhibits to the Company’s Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 18, 2010

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND RIVER COMMERCE, INC.

By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

Date:	November 16, 2010

6