Form 10-K
period 2010-12-31
GRAND RIVER COMMERCE INC
filed 2011-03-28
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
☐Yes    ☐No

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of December 31, 2010, was approximately $13.9 million, based on the last reported trade as of such date. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of common shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,700,120 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of March 28, 2011.

GRAND RIVER COMMERCE, INC.

i

Documents Incorporated by Reference

Part III, Items 10 through 14 incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held May 24, 2011.

ii

PART I

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

Item 1.	Business.

References

As used in this annual report, the terms “we,” “us,” “our,” “GRCI” and “the Company” means Grand River Commerce, Inc., unless otherwise indicated.  As used in this annual report the term “the Bank” means Grand River Bank, a wholly-owned subsidiary of the Company.  All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

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

Our offices and the Bank are located at 4471 Wilson Ave SW, Grandville, Michigan. This facility is approximately 5,000 square feet and is currently subject to a 36 month lease which expires on December 31, 2013. Our telephone number is (616) 929-1600. Currently the Bank serves its market through a single location.

Grand River Bank is a Michigan state chartered community bank that provides banking services to small- to medium-sized commercial, professional and service companies and consumers, principally in Kent and Ottawa Counties.  Our primary market area consists of the Grand Rapids area located in Kent County and the areas adjoining Grandville, some of which are located in Ottawa County.  The economic base is growing in diversity and today includes the growing medical research, health care and alternative energy industries in addition to the automotive, furniture and related manufacturing industries which have historically been the economic foundation of the region.  This growth is the result of private investment in the infrastructure of the local economy and a strong partnership between business and government in the area.  In addition, the area is growing as an art and cultural center following the success of recent nationally recognized events such as Art Prize.

The Bank is a full-service banking institution that offers a variety of deposit, payment, credit and other financial services to all types of customers. These services include savings, time and demand deposit products as well as electronic banking services that include internet banking and remote deposit services for commercial customers.  Loans, both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals.  The principal source of income for the Company and the Bank is interest and fee income earned on loans.  Interest and fee income on loans accounted for 92% of income in 2010 and 73% in 2009.  The Company and the Bank have no foreign assets or income.

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

The national and super-regional banks in our service area will likely make proportionately more loans to medium- to large-sized businesses in comparison to the Bank. Many of the Bank’s commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit, the loan committee or the Board of Directors. We do not make loans to any officer or director of the Bank unless the loan is approved by the Board of Directors of the Bank (with the interested director recusing him or herself from the deliberation process and the vote) and is made on terms not more favorable to the person than would be available to a person not affiliated with the Bank as per the requirements of the Federal Reserve Board of Governors Regulation O.

Loan Distribution. The percentage distribution of our loans following our two years of operation is as follows as of December 31:

	2010	2009
	% of Total	% of Total
Commercial	10.86%	14.52%
Commercial Real Estate	84.48	79.83
Consumer	4.66	5.65

Our loan distribution will depend on our customers and will likely vary over time.  Current market conditions combined with the skills of our lending staff have presented the greatest opportunities for commercial real estate lending.  Commercial and industrial loans are generally associated with business growth and expansion which is currently minimized in both the West Michigan marketplace as well as nationally.

Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We will charge-off loans against this allowance when we believe that the collectability of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectability. Our allowance for loan losses equals 1.05% of the actual outstanding balance of our loans. Over time, we periodically determine the amount of the allowance based on our consideration of several factors, including:

•	an ongoing review of the quality, mix and size of our overall loan portfolio;

•	our historical loan loss experience and the experience of peer banks in our market;

•	evaluation of economic conditions and other qualitative factors;

•	specific problem loans and commitments that may affect the borrower’s ability to pay;

•	regular reviews of loan delinquencies and loan portfolio quality by our chief credit officer and internal audit staff, independent third-parties, and by our bank regulators; and

•	the value of collateral, including guarantees, securing the loans.

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

Commercial Loans. We make many types of loans available to business organizations and individuals on primarily a secured basis, including commercial, term, working capital, asset based, SBA loans, commercial real estate, lines of credit, and mortgages. We intend to focus our commercial lending efforts on companies with revenue of less than $20 million. Construction loans are also available for eligible individuals and contractors. The construction lending will be short-term, generally with maturities of less than twelve months, and be set up on a draw basis. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value. While our Bank routinely takes real estate as collateral, our credit policy places emphasis on the cash flow characteristics of our borrowers. We expect that our commercial lending will be focused on small- to medium-size businesses located in or serving the primary service area. We consider “small businesses” to include commercial, professional including health care, and retail firms with annual sales of $20 million or less. Commercial lending will include loans to entrepreneurs, professionals and small- to medium-sized firms.

Small business products include:

•	working capital and lines of credit;

•	business term loans to purchase fixtures and equipment, site acquisition or business expansion;

•	inventory, accounts receivable lending; and

•	construction loans for both owner-occupied and non-owner occupied buildings.

Within small business lending, we also utilize government enhancements such as the U.S. Small Business Administration (“SBA”) programs. These loans will typically be partially guaranteed by the federal government. Government guarantees of SBA loans will not exceed 90% of the loan value, and will generally be less than 90% of the loan value.

Real Estate Loans. We expect that loans secured by first or second mortgages on real estate will make up a significant portion of the Bank’s loan portfolio. These loans generally fall into one of two categories: commercial real estate loans and construction development loans. These loans include commercial loans where the Bank takes a security interest in real estate out of abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans. We expect to focus our real estate-related activity in four areas: (1) owner-occupied commercial real estate loans, (2) home equity loans, (3) conforming and non-conforming residential mortgages and (4) commercial investment property loans.

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

Other Banking Services

We offer cashier’s checks, banking by mail, remote deposit capture, online banking, ATM/Debit cards and United States Savings Bonds. We are associated with national ATM networks that may be used by the Bank’s customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We offer credit card services through a third party. We do not have trust powers and we do not offer non-traditional banking products.

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, and money market mutual funds operating in our primary service area. Many of these institutions have substantially greater resources and lending limits than we will have, and many of these competitors offer services, including extensive and established branch networks and trust services that we either do not expect to provide or will not provide initially. Our competitors include large national, super regional and regional banks like Bank of America, PNC, Comerica Bank, Chemical Bank, Fifth Third and Huntington Bank, as well as established local community banks such as Macatawa Bank, Mercantile Bank and Founders Bank.  Nevertheless, we believe that our management team, our focus on relationship banking, and the economic and demographic dynamics of our service area will allow us to gain a meaningful share of the area’s deposits and lending activities.

Effects of Compliance with Environmental Regulations

The nature of the business of the Bank is such that it may hold title, on a temporary or permanent basis, to parcels of real property. These can include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of cleanup of environmental contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property. Management is not presently aware of any instances where compliance with these provisions will have a material effect on the capital expenditures, earnings or competitive position of the Registrant or the Bank, or where compliance with these provisions will adversely affect a borrower's ability to comply with the terms of loan contracts. The Company does not currently own any real property.

Employees

As of March 2011, the Bank had approximately 15 full time and 1 part time employee.

Supervision and Regulation

Banking is a complex, highly regulated industry.  Consequently, the growth and earnings performance of Grand River Commerce, Inc. and Grand River Bank can be affected, not only by management decisions in general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  These authorities include, but are not limited to the Securities and Exchange Commission, the Federal Reserve Bank, the FDIC (Federal Deposit Insurance Corporation), OFIR (Michigan Office of Financial and Insurance Regulation), the IRS (Internal Revenue Service) and state taxing authorities.  The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

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

To qualify to become a financial holding company, Grand River Bank and any other depository institution subsidiary that we may own at the time must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory.  Additionally, the Company is required to file an election with the Federal Reserve to become a financial holding company and to provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity.  A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities.  The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries.  Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity:  banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators.  We remain a bank holding company but may at some time in the future elect to become a financial holding company.

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

Financial Reform -  The “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law on July 21, 2010 as a response to the recent recession, is the most sweeping change to financial regulation in the United States since the Great Depression and represents a significant change in the American financial regulatory environment affecting all Federal financial regulatory agencies and affecting almost every aspect of the nation's financial services industry.   The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

♦
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

♦	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

♦
Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the Corporation to deduct, over three years beginning January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital.

♦
Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

♦
Require financial holding companies, to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

♦
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the DIF.

♦
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

♦	Require large, publicly traded bank holding companies, to create a risk committee responsible for the oversight of enterprise risk management.

♦	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

♦
Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until December 31, 2012 for noninterest bearing demand transaction accounts at all insured depository institutions.

♦	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

♦
Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further under “Regulatory Capital Requirements”.

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

Newly insured institutions are defined as any bank or thrift that has not been chartered for at least five years.  Effective January 1, 2010, any new institution in Risk Category I, regardless of whether it has CAMELS component ratings or not, is assessed at the maximum initial base assessment rate applicable to Risk Category I institutions.  Beginning with the June 2010 invoice, the maximum initial base assessment rate for a Risk Category I newly insured institution continues until the institution has become an established federal depository institution.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $40,248 in prepaid risk-based assessments.  The balance remaining and included in accrued interest receivable and other assets was $37,533 as of December 2009, and $1,728 as of December 31, 2010 on the accompanying consolidated balance sheets.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for large institutions.

In February 2011, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule encompasses the November 2010 change to the assessment base and the October 2010 DIF restoration plan. The rule revises the assessment system applicable to large banks to eliminate reliance on debt issuer ratings and make it more forward looking. Dodd-Frank required that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets.

The new large bank pricing system will result in higher assessment rates for banks with high-risk asset concentrations, less stable balance sheet liquidity, or potentially higher loss severity in the event of failure. Over the long term, large institutions that pose higher risk will pay higher assessments when they assume these risks rather than when conditions deteriorate.

The final rule also revises the assessment rate schedule effective April 1, 2011, and adopts additional rate schedules that will go into effect when the Deposit Insurance Fund (DIF) reserve ratio reaches various milestones. These future rate schedules should accomplish the goals of maintaining a positive fund balance, even during periods of large fund losses, and maintaining steady, predictable assessment rates throughout economic and credit cycles. The changes will go into effect beginning with the second quarter and will be payable at the end of September 2011.

Our FDIC insurance expense totaled $49,702 in 2010 and $10,474 in 2009. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Temporary Liquidity Guarantee Program.  On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Coverage under the TLGP was available to any eligible institution that did not elect to opt out of the TLGP on or before December 5, 2008. The Bank was not in existence at this time.  However, the Bank did make application to participate in the Transaction Account Guarantee portion of the TLGP.  Participating institutions were assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage.  Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for noninterest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”).

On November 15, 2010, the FDIC published a final rule to provide temporary separate insurance coverage for noninterest-bearing transaction accounts. The November final rule defined noninterest-bearing transaction account as “a deposit or account maintained at an insured depository institution with respect to which interest is neither accrued nor paid. In the November final rule, the FDIC noted that, unlike the definition of noninterest bearing transaction account in the FDIC’s Transaction Account Guarantee Program (“TAGP”), the definition did not include NOW accounts (regardless of the interest rate paid on the account) or IOLTAs (“Interest on Lawyers Trust Account”).

On December 29, 2010, President Obama signed legislation passed by Congress to amend the Federal Deposit Insurance Act. This amendment will provide IOLTAs with the same temporary, unlimited insurance coverage afforded to noninterest-bearing transaction accounts under the Dodd-Frank Act.  These amendments take effect December 31, 2010, and require the FDIC to “fully insure the net amount that any depositor at an insured depository institution maintains in a noninterest-bearing transaction account.” This unlimited insurance coverage will be in effect only through December 31, 2012.

Branching.  Michigan chartered banks, such as the Bank, have the authority under Michigan law to establish branches throughout Michigan and in any state, the District of Columbia, any U.S. territory or protectorate, and foreign countries, subject to the receipt of all required regulatory approvals.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows the FDIC and other federal bank regulators to approve applications for mergers of banks across state lines without regard to whether such activity is contrary to state law. Previously, each state could determine if it will permit out of state banks to acquire only branches of a bank in that state or to establish de novo branches.  However, under the Dodd-Frank Act branching requirements have been relaxed and national and state banks will be able to establish branches in any state if that state would permit the establishment of the branch by a state bank charted in that state.

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

Assessments and Fees.  The Bank pays a supervisory fee to the OFIR of not less than $4,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations. The Bank paid a supervisory fee of $6,507 in 2010 and a $4,000 fee for 2009.

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

The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (see below) otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III will require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

¨	3.5% CET1 to risk-weighted assets.

¨	4.5% Tier 1 capital to risk-weighted assets.

¨	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

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

The FDIC generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be “undercapitalized.” An “undercapitalized” institution must develop a capital restoration plan and its parent holding company must guarantee that institution’s compliance with such plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the institution’s assets at the time it became “undercapitalized” or the amount needed to bring the institution into compliance with all capital standards. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. If a depository institution fails to submit an acceptable capital restoration plan, it shall be treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. Finally, the FDIC requires the various regulatory agencies to set forth certain standards that do not relate to capital. Such standards relate to the safety and soundness of operations and management and to asset quality and executive compensation, and permit regulatory action against a financial institution that does not meet such standards.

If an insured bank fails to meet its capital guidelines, it may be subject to a variety of other enforcement remedies, including a prohibition on the taking of brokered deposits and the termination of deposit insurance by the FDIC. Bank regulators continue to indicate their desire to raise capital requirements beyond their current levels.

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

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.  As of December 31, 2010, the Bank had no reserve requirement.

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

Anti-terrorism Legislation.  In the wake of the tragic events of September 11, 2001, President Bush signed into law on October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.  Also known as the “Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering.  The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.

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

All of the above laws and regulations add significantly to the cost of operating Grand River Commerce, Inc. and Grand River Bank and thus have a negative impact on our profitability.  We would also note that there has been a tremendous expansion experienced in recent years by certain financial service providers that are not subject to the same rules and regulations as Grand River Commerce and Grand River Bank.  These institutions, because they are not so highly regulated, have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

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

The Bank opened for business on April 30, 2009 with one location at 4471 Wilson Avenue, Grandville, Michigan, which is located approximately five miles southwest of the Grand Rapids city limit and eight miles from downtown Grand Rapids, Michigan. On December 10, 2010, we renewed our three year lease agreement, commencing on January 1, 2011, with three options to renew for three years each with Southtown Center, LLC. The rent under the terms of the lease is $4,100 per month, subject to a 2% cumulative upward adjustment in each subsequent year.  At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations.  The Bank does not own or operate any ATM machines.

Item 3.	Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently quoted on the OTC Bulletin Board under the symbol “GNRV” and have a sponsoring broker-dealer to match buy and sell orders for our common stock. Although we are quoted on the OTC Bulletin Board, the trading market of our common stock on the OTC Bulletin Board is limited and lacks the depth, liquidity, and orderliness necessary to maintain a liquid market. There is currently no established public trading market in our common stock.  Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Based on information available to us from a limited number of sellers and purchasers of our common stock who have engaged in privately negotiated transactions of which we are aware, there were a limited number of stock trades in 2010 that ranged from $8.10 to $10.00 per share. We have no current plans to seek listing on any stock exchange, and we do not expect to qualify for listing on NASDAQ or any other exchange in the near future.

The following table sets forth the high and low bid prices as quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	2010		2009
	High	Low	High	Low
First quarter	$10.00	$9.00	NA	NA
Second quarter	$9.25	$9.25	NA	NA
Third quarter	$9.50	$9.50	$5.50	$5.50
Fourth quarter	$9.00	$8.10	$6.25	$6.25

Common Stock

As of December 31, 2010, and 2009, 1,700,120 shares of common stock of the Company were issued and outstanding, and there were approximately 720 shareholders of record.  All of our outstanding common stock was issued in connection with our initial public offering, which was completed on April 30, 2009. The price per share in our initial public offering was $10.00.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has adopted a stock incentive plan which provides for the issuance of options to purchase shares of our common stock to officers and directors, the details of which are outlined in Note 8 and Note 9 of the Consolidated Financial Statements.  Approval of this plan was granted at the Company’s 2010 Annual Meeting of Shareholders.

The following table identifies our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders	95,000	$10.00	105,000

Recent Sales of Unregistered Securities.

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

The following discussion describes our results of operations for 2010 and also analyzes our financial condition as of December 31, 2010. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which the majority of we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance in 2010 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans and our deposits.

Naturally, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the “Provision and Allowance for Loan Losses” section, we have included a detailed discussion of this process.

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

Until the Bank opened, our principal activities related to the organization of the Company and the Bank, the conducting of our initial public offering, the pursuit of approvals from the Office of the Financial and Insurance Regulation (“OFIR”) for our application to charter the Bank, the pursuit of approvals from the FDIC for our application for insurance of the deposits of the Bank, and the pursuit of approvals from the Federal Reserve to become a bank holding company. The organizational costs incurred during the period from our inception on August 15, 2006 through April 30, 2009, related primarily to consulting fees paid to proposed management, occupancy and interest expenses which totaled $1.8 million. We completed the initial public offering of our common stock on April 30, 2009 in which we sold a total of 1,700,120 shares of common stock at $10 per share.  Offering costs of $1.6 million, which consisted primarily of legal, marketing and consulting fees, were netted against proceeds.  We capitalized the Bank with $12,690,000 of the proceeds from the initial stock offering.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in addition to the minimum amount required under regulatory guidelines, the nature and volume of the loan portfolio and the historical losses of peer group institutions, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

At December 31, 2010, the Company considers the allowance for loan losses of $458,000, or 1.05% of the outstanding loan balance, to be adequate to cover potential losses inherent in the loan portfolio.  Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, changing collateral values and the overall quality of the loan portfolio.

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

No assurance can be given that either the tax returns submitted by us or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.   The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest or penalties at either December 31, 2009 or December 31, 2010.

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

Financial Condition at December 31, 2010

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

Total Assets

At December 31, 2010, we had total assets of $51.8 million, an increase of $21.9 million, or 73% from $29.9 million at December 31, 2009. The increase is due primarily to a $29.8 million increase in loans, net of allowance for loan losses, since December 31, 2009.  This increase was partially offset by a decline of $9.0 million in cash and equivalents from December 31, 2009, as the Company continued to deploy its initial capital into higher yielding assets.  Total assets as of December 31, 2010, consisted of cash and deposits due from banks of $3.9 million, federal funds sold of $551,000, securities available for sale of $3.8 million, premises and equipment of $203,000, mortgage loans held for sale of $90,000, net loans of $43.0 million, restricted stock of $33,000 and accrued interest receivable and other assets of $212,000. Assets were funded primarily through deposits of $40.6 million, and shareholders’ equity of $11.0 million.

Loans

Net loans were $43.0 million at December 31, 2010 compared to $13.2 million as of December 31, 2009, excluding loans held for sale. Since loans typically provide higher interest yields than other types of interest-earning assets, a large percentage of our earning assets are invested in our loan portfolio. Average loans outstanding for the year ended December 31, 2010 were $28.5 million compared to $3.8 million for the year ended December 31, 2009. Before the allowance for loan losses and unearned fees, gross loans excluding mortgage loans held for sale outstanding at December 31, 2010, were $43.5 million, representing 84% of our total assets.

At December 31, 2010, our loan portfolio consisted of $6.0 million of construction and land development loans, $31.9 million in commercial real estate loans, $4.7 million in commercial and industrial loans, and $854,000 in mortgage and consumer loans compared to December 31, 2009, when our loan portfolio consisted of $1.3 million of construction and land development loans, $9.5 million in commercial real estate loans, $1.9 million in commercial and industrial loans, and $532,000 in mortgage and consumer loans.  Management expects loans to continue to grow as capital is deployed and excess cash is invested in higher yielding assets per the business plan.

As of December 31, 2010, the Company has unfunded loan commitments totaling approximately $8.6 million compared to $12.2 million as of December 31, 2009.  While the Company has no guarantee these commitments will actually be funded, management has no reason to believe a significant portion of these commitments will not become assets of the Company.

The allowance for loan losses was $458,000 and $134,000 as of December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, the Company had no non-accrual or non-performing loans or loans considered to be impaired.  The allowance for loan losses as a percent of total loans was approximately 1.05% at December 31, 2010.  The allowance for loan losses as a percent of total loans was approximately 1.00% at December 31, 2009.

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

The principal component of our loan portfolio is loans secured by real estate mortgages. Most of our real estate loans are secured by commercial property. We originate traditional long term residential mortgages, traditional second mortgage residential real estate loans and home equity lines of credit as well. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan.

The following table summarizes the composition of the outstanding balances of our loan portfolio, as of December 31:

	2010		2009
		% of		% of
	Amount	Total	Amount	Total
Commercial and industrial	$4,722,588	10.86%	$1,939,309	14.53%
Commercial real estate
Commercial	31,895,812	73.34	9,532,051	71.39
Construction and development	4,846,407	11.14	1,125,934	8.43
Total Commercial real estate	36,742,219	84.48	10,657,985	79.83
Consumer
Consumer- residential and other	854,443	1.97	532,082	3.99
Construction	1,170,983	2.69	221,849	1.66
Total Consumer	2,025,426	4.66	753,931	5.64
Gross Loans	43,490,233	100.00%	13,351,225	100.00%
Less allowance for loan losses	458,000		134,000
Total loans, net	$43,032,233		$13,217,225

The majority of the Company’s loan portfolio is comprised of commercial and industrial loans and commercial real estate loans. Commercial and industrial loans represent 10.9% and 14.5% of total loans at December 31, 2010 and 2009, respectively, while commercial real estate loans represent 84.5% and 79.8% of total loans at December 31, 2010 and 2009, respectively.

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. See the accompanying notes to consolidated financial statements included elsewhere in this report for further details of the Company’s policies and procedures related to loan origination and risk management.

Commercial and Industrial Loans. Commercial and industrial loans increased $2.78 million, or 143.5%, from $1.94 million at December 31, 2009 to $4.72 million at December 31, 2010. The Company’s commercial and industrial loans are a diverse group of loans to small and medium-sized businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. The majority of these loans are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Commercial Real Estate Loans. Real estate loans totaled $36.7 million at December 31, 2010, increasing $26.0 million, or 243.0%, compared to $10.7 million at December 31, 2009. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Company’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize the Company’s commercial real estate loan portfolio, as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2010 and 2009:

	2010	2009

Property Type:
Industrial	13.2%	5.7%
Multi-family / Student Housing	19.9	20.0
Professional / Medical Office	23.1	14.1
Residential 1-4 Family	5.6	7.4
Retail	31.1	46.7
Other	7.1	6.0

Total loans	100.0%	100.0%

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2010.

		After one
	One year	but within	After five
	or less	five years	years	Total
Commercial and Industrial	$2,462,066	$1,736,633	$523,889	$4,722,588
Commercial Real Estate
Commercial	2,007,317	23,066,373	6,822,122	31,895,812
Construction and development	3,040,615	1,805,792	-	4,846,407
Total Commercial Real Estate	5,047,932	24,872,165	6,822,122	36,742,219
Consumer
Consumer –residential and other	13,698	573,541	267,204	854,443
Construction	1,141,263	29,720	-	1,170,983
Total Consumer	1,154,961	603,261	267,204	2,025,426
Gross Loans	$8,664,959	$27,212,059	$7,613,215	$43,490,233

Loans maturing- after one year with:
Fixed interest rate	$17,432,605
Floating interest rates	$17,392,669

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense in our 2010 and 2009 consolidated statements of operations. The allowance for loan losses was $458,000 and $134,000 as of December 31, 2010 and 2009, respectively. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectable. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding the current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular reporting period.

Management maintains the allowance at a level at which it believes adequately provides for losses inherent in the loan portfolio. Management focuses on early identification of problem credits through ongoing reviews by management and the independent loan review function. In order to better identify the risk in total commercial loans, management has created separate loan categories for various classifications of commercial real estate loans and commercial and industrial loans to more closely monitor factors that could affect these portfolios including economic factors, competition and the regulatory environment.  Based on the current state of the economy and a recent review of the loan portfolio, management believes that the allowance for loan losses as of December 31, 2010 is adequate. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Nonperforming Assets

The Bank has not charged off any loans since commencing operations. There were no nonaccrual or nonperforming loans at December 31, 2010, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

Investments

At December 31, 2010, the $3.8 million in our investment securities portfolio represented approximately 7.4% of our total assets. We held U.S. Government agency securities, mortgage-backed securities, and restricted equity securities. The restricted equity securities are comprised of stock in the Federal Home Loan Bank of Indianapolis. We have invested in agency bonds for purposes of liquidity management and to take advantage of somewhat higher yields.

Contractual maturities and yields on our investment securities available for sale are shown in the following table at fair value. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table sets forth our interest rate sensitivity at December 31, 2010.

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
U.S. Government agencies	$—	—%	$1,484,930	1.30%	$—	—%	$—	—%	$1,484,930	1.30%
Mortgage-backed securities issued by U.S. government agencies	—	—%	—	—%	825,184	2.39%	1,483,655	3.27%	2,308,839	2.96%
Total	$—	—%	$1,484,930	1.30%	$825,184	2.39%	$1,483,655	3.27%	$3,793,769	2.30%

The following table sets forth our interest rate sensitivity at December 31, 2009.

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
U.S. Government agencies	$—	—%	$1,000,625	0.99%	$—	—%	$—	—%	$1,000,625	0.99%
Mortgage-backed securities issued by U.S. government agencies	—	—%	—	—%	509,643	2.78%	976,104	3.05%	1,485,747	2.96%
Total	$—	—%	$1,000,625	0.99%	$509,643	2.78%	$976,104	3.05%	$2,486,372	2.16%

Other investments consisted of Federal Home Loan Bank stock with a cost of $33,400 and a cost of $1,000 at December 31, 2010 and 2009, respectively.

The amortized costs and the fair value of our investments are shown in the following table.

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
U.S. government agencies	$1,499,836	$1,484,930	$1,000,650	$1,000,625
Mortgage- backed securities issued by U.S. government agencies	2,302,904	2,308,839	1,485,505	1,485,747
Total	$3,802,740	$3,793,769	$2,485,155	$2,486,372

Cash and Cash Equivalents

Cash and cash equivalents decreased to $4.4 million at December 31, 2010, from $13.4 million at December 31, 2009.  The decrease in cash and cash equivalents is a result of the Company deploying the cash to fund loan originations and purchase investments, which typically yield higher returns.

Premises and Equipment

During 2010, the Company incurred capitalized expenditures of approximately $11,000 compared to approximately $238,000 in 2009.  The Company’s 2009 capital expenditures consisted primarily of leasehold improvements and purchases of furniture and equipment preparing our property to be utilized in the ordinary course of our banking business.    The Company has no significant commitment for capital expenditures at December 31, 2010.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and our capital. Average total deposits for the year ended December 31, 2010 were $24.5 million compared to $6.7 million as of December 31, 2009. The table shows the balance outstanding and the average rates paid on deposits held by us as of the following.

	December 31, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$4,533,944	—%	$4,278,828	—%
Interest bearing checking	4,162,066	0.82%	3,460,637	0.84%
Savings	9,779,584	1.22%	2,074,606	0.98%
Time deposits less than $100,000	14,395,530	2.07%	4,085,892	2.17%
Time deposits greater than $100,000	7,770,796	2.12%	3,563,653	2.05%
Total deposits	$40,641,920	1.74%	$17,463,616	1.52%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $32.9 million at December 31, 2010. We can also obtain deposits from outside our market area in the form of brokered time deposits. Brokered time deposits are generally obtained at lower interest rates compared to the rates offered by our local competitors and can be used to support our loan growth.  However, the amount of brokered deposits is limited per the Bank’s business plan.  We had no brokered deposits as of December 31, 2010 or 2009. Our loan-to-deposit ratio was 107% at December 31, 2010 compared to 79% at December 31, 2009.

The maturity of our time deposits over $100,000 at December 31, 2010 is set forth in the following table.

Three months or less	$1,391,691
Over three through six months	1,550,384
Over six through twelve months	1,431,419
Over twelve months	3,397,302
Total	$7,770,796

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

Capital Resources

Total shareholders’ equity was $11.0 million at December 31, 2010 compared to $12.3 million at December 31, 2009. Shareholders’ equity is comprised of proceeds from the completion of our initial public offering in 2009, which raised $13.6 million net of offering expenses,  reduced by losses consisting of organization and start-up expenses aggregating $3.4 million. Of the proceeds, $12.7 million was used to capitalize the Bank. We retained the remaining offering proceeds at the Company to provide additional capital for investment in the Bank, if needed, or to fund other activities which are considered appropriate investments of capital at some point in the future. Equity was further reduced by the net loss of $1.4 million for 2010 and $1.6 million for 2009.

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

To be considered “adequately capitalized” under the various regulatory capital requirements administered by the federal banking agencies the Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, the Bank must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first seven years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of December 31, 2010, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at December 31, 2010.

Total risk-based capital	26.00%
Tier 1 risk-based capital	24.91%
Leverage capital	21.69%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation. As of December 31, 2010, there were no significant firm commitments outstanding for capital expenditures.

Return on Equity and Assets

The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2010. Since our inception, we have not paid cash dividends.

Return on average assets	(2.91)%
Return on average equity	(9.72)%
Equity to assets ratio	21.30%

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2010, we had issued but unused commitments to extend credit of $8.6 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Results of Operations for the Year Ended December 31, 2010

Introductory Note

As referenced above, the Company was capitalized and acquired the Bank on April 30, 2009.  The Bank opened for business on the same day but with limited operations.  The results of operations for periods prior to April 30, 2009 represent only our results of operations as a development stage company, which consisted primarily of incurring pre-opening expenses without the offsetting benefit of any material revenue.  Accordingly, because our results of operations for periods prior to April 30, 2009 do not include any period of banking operations, the Company does not believe that comparisons of our results of operations during these periods are meaningful in evaluating our results of operations for the year ended December 31, 2010.  Therefore, certain comparisons of our results of operations for the year ended December 31, 2010 to our results of operations for the year ended December 31, 2009 have been omitted from the disclosures below.

Net Loss

The Company incurred a net loss of approximately $1.4 million for the year ended December 31, 2010 as compared to a net loss of $1.6 million for the one year ended December 31, 2009.  Basic and diluted loss per share was $0.80 for the year ended December 31, 2010, and $0.95 for the year ended December 31, 2009.  The decrease in our loss for the year ended December 31, 2010 as compared to December 31, 2009 is a result of the growth in net interest income associated with the growth in earnings assets over the prior year as the Bank was beginning operations.

Net Interest Income

Net interest income for 2010 was $1.2 million, which represented a $1.1 million increase over 2009. Total interest income for the period was $1.7 million and was offset by interest expense of $427,000. The components of interest income were loans, including fees, of $1.6 million, investment income of $89,000 and federal funds sold and interest earned on excess balances of correspondent accounts of $15,000. Interest income was $215,000 in 2009 which was comprised of $182,000 in interest and fee income on loans, $8,000 in investment income and $25,000 in federal funds sold and interest earned on excess balances of correspondent accounts.  Interest expense for 2010 of $427,000 was comprised primarily of interest paid on deposit accounts.  For 2009, interest expense totaled $41,000 which was comprised of $24,000 in interest paid on deposit accounts and $17,000 on borrowing expense related to a $1,750,000 revolving line of credit used to fund organizational and pre-opening expenses available from an unaffiliated financial institution.  The note was not renewed after the maturity date and was repaid on April 30, 2009, upon release of offering funds held in escrow.

Average Balances, Income and Expenses, and Rates

The following table sets forth certain information related to our average balance sheet and our average yields on assets and average costs of liabilities for 2010. The yields are calculated by dividing income or expense by the average balance of the corresponding asset or liability. Average balances have been derived from the daily balances throughout the period indicated.  Yields for 2009 have been annualized to account for the Bank opening April 30, where appropriate.

	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold and interest bearing balances due from banks	$7,215,620	$15,118	0.21%	$14,992,482	$24,850	0.25%
Investment securities(4)	3,867,296	89,060	2.3	1,190,547	8,241	1.04
Loans(1)(3)	28,574,334	1,554,140	5.44	3,825,336	181,749	7.13
	39,657,250	1,658,318	4.18%	20,008,365	214,840	1.59%
Nonearning assets	300,260			828,583
Total assets	$39,957,510			$20,836,948

Interest-bearing liabilities:
Interest-bearing checking	$4,115,820	33,799	0.82%	$1,931,261	$10,998	0.84%
Savings	3,751,354	45,656	1.22	1,256,402	8328	0.98
Time deposits	16,611,344	347,528	2.09	3,296,953	47,144	2.12
Total interest-bearing deposits	24,478,518	426,983	1.74	6,484,616	66,470	1.54
Borrowings(2)	1,370	14	1.02	552,285	16,679	3.02
Total interest-bearing liabilities	24,479,888	426,997	1.74%	7,036,901	83,149	1.65%
Noninterest- bearing liabilities	3,844,724			1,410,641
Shareholders' equity	11,632,898			12,389,406
Total liabilities and shareholders' equity	$39,957,510			$20,836,948
Net interest spread			2.44%			(0.04)%
Net interest income/ margin(4)		$1,231,321	3.10%		$131,691	0.98%

(1) There were no loans in nonaccrual status in 2009 or 2010.
(2) Borrowings represent full year of expense in 2009 and are related to a line of credit utilized during the start-up of the Bank.
(3)Loan fees are included in interest income.
(4)The Company has sustained a taxable loss, so the Company has not been able to realize any tax benefit from tax-exempt securities.

Our net interest spread and net interest margin were 2.44% and 3.10%, respectively, in 2010 compared to (0.04)% and 0.98% in 2009. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average earning assets. The largest component of average earning assets during 2010 was loans as compared to 2009 when cash and cash equivalents comprised the largest component of average earning assets.

The average balance of interest earning assets grew by $19.6 million and the rate earned increased 259 basis points to 4.18% as the Bank continued to grow higher yielding assets.  The average balance of loans increased $24.7 million in 2010 when compared to 2009. This increase in volume caused interest income on loans to increase $1.4 million in 2010 compared to 2009.  The increase was partially offset by a decrease in the average rate earned on loans resulting from the overall change in size and mix of the portfolio.  The average balance of total securities grew by $2.7 million and the rate increased 126 basis points to 2.30% in 2010 compared to the prior year. The average balance increase, coupled with the higher average rate earned on taxable securities, caused interest income from securities to increase approximately $81,000 in 2010 compared to 2009.  The average balance of Federal funds sold and interest bearing due from bank accounts decreased by $7.8 million.  This decrease combined with a slight decrease in the rate of interest earned resulted in a decline in interest income of $9,700 in 2010 compared to 2009.  This was due to the Bank utilizing these funds to increase the volume of investment securities and loan balances.

The average balance of interest-bearing deposits increased $18.0 million in 2010 compared to 2009. The effect of this increase along with a 20 basis point increase in the average rate paid caused interest expense to be $361,000 higher in 2010 than in the prior year. Interest bearing checking and savings products grew by $4.7 million and time deposits grew by $13.3 million in 2010.  The average balance of borrowings decreased $551,000 and the rate declined 200 basis points resulting in a decrease in interest expense on borrowings of $17,000.  Borrowing expense in 2009 was related to borrowings for pre-opening and start up activities of the Bank.  In 2010, borrowing expense was the result of the Bank testing borrowing lines of credit. The overall effect of the increase in interest bearing deposit expense and the decrease in borrowing expense in 2010 was an increase of 9 basis points in the rate paid on interest bearing liabilities to 1.74%.

Rate/Volume Analysis

	Year ended December 31,
	2010 over 2009
	Total	Volume	Rate	Days
Increase (decrease) in interest income(1)
Federal funds sold and interest- bearing balances due from banks	$(9,732)	$(19,335)	$(2,822)	$12,425
Investment Securities	80,819	27,793	48,906	4,120
Loans	1,372,391	1,763,808	(482,292)	90,875

Net change in interest income	1,443,478	1,772,266	(436,208)	107,420

Increase (decrease) in interest expense
Interest-bearing checking	22,801	18,661	(1,359)	5,499
Savings	37,328	24,807	8,357	4,164
Time deposits	300,384	285,579	(8,767)	23,572
Borrowings	(16,665)	(16,638)	(27)	0

Net change in interest expense	343,848	312,409	(1,796)	33,235

Net change in net interest income	$1,099,630	$1,459,857	$(434,412)	$74,185

(1)
The volume variance is computed as the change in volume (average balance) multiplied by the previous year's interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year's volume (average balance). The days variance is the adjustment for 2009 being a partial year of operations.

Management anticipates that the level of net interest income in 2011 will grow as the Bank continues to expand according to its business plan.  Growth in earning assets may prove to be somewhat more difficult in 2011 given the increased ability of competitors in the local market to increase lending activities. If general market interest rates continue to remain at relatively low levels, they may have an impact on the Company’s net interest spread as new activity, maturities, and payments may have differing impacts on interest-earning assets and interest-bearing liabilities.

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

The following table sets forth our interest rate sensitivity at December 31, 2010.

(in thousands)	Within three months	After three but within twelve months	After one but Within five years	After five years	Total
Interest-earning assets:
Federal funds sold	$551	$—	$—	—	$551
Interest-bearing accounts	3,729	—	—	—	3,729
Investment securities	—	—	1,500	2,303	3,803
Loans	22,946	1,766	13,227	5,641	43,580
Total earning assets	$27,226	$1,766	$14,727	$7,944	$51,663

Interest-bearing liabilities:
NOW accounts	$4,161	$—	$—	—	$4,161
Regular savings	9,780	—	—	—	9,780
Time deposits	2,819	6,990	12,357	—	22,166
Total interest-bearing liabilities	$16,760	$6,990	$12,357	$—	$36,107

Period gap	$10,466	$(5,224)	$2,370	$7,944	$15,556
Cumulative gap	10,466	5,242	7,612	15,556	15,556
Ratio of cumulative gap total assets	20.20%	10.12%	14.69%	30.03%	30.03%

The following table sets forth our interest rate sensitivity at December 31, 2009.

(in thousands)	Within three months	After three but within twelve months	After one but Within five years	After five years	Total
Interest-earning assets:
Federal funds sold	$5,125	$—	$—	—	$5,125
Interest-bearing accounts	8,041	—	—	—	8,041
Investment securities	—	—	1,000	1,486	2,486
Loans	9,208	779	3,637	144	13,768
Total earning assets	$22,374	$779	$4,637	$1,630	$29,420

Interest-bearing liabilities:
NOW accounts	$3,460	$—	$—	—	$3,460
Regular savings	2,075	—	—	—	2,075
Time deposits	180	5,875	1,595	—	7,650
Total interest-bearing liabilities	$5,715	$5,875	$1,595	$—	$13,185

Period gap	$16,658	$(5,096)	$3,042	$1,630	$16,234
Cumulative gap	16,658	11,562	14,604	16,234	16,234
Ratio of cumulative gap total assets	391.43%	199.75%	210.75%	223.12%	223.12%

The above tables reflect the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight Federal Funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.

We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when our gap position is liability-sensitive. We are cumulatively asset sensitive through the first twelve months of operation as well as beyond one year. However, gap analysis is not a precise indicator of interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our consolidated statements of operations during 2010 and 2009. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Our provision for loan losses was $324,000 and $134,000 for 2010 and 2009, respectively. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

Total noninterest income for the twelve month period ended December 31, 2010, was $37,000. The noninterest income earned in 2010 was predominately gain on sale of loans held for sale of $24,000, service charges on deposit accounts of $5,000 and $8,000 of other miscellaneous income.  For 2009, noninterest income was $35,000 which included $19,000 of interest earned during 2009 on the funds held in escrow during the capital campaign prior to the beginning of banking operations, $11,000 of gains on the sale of loans held for sale, service charges on deposit accounts of $2,000 and other miscellaneous income of $3,000.  As volumes of loans and deposits increase, the Company expects our noninterest income to increase as well.

Noninterest Expenses

Noninterest expenses for 2010 totaled $2.3 million, compared to $1.6 million for 2009.  The 2009 noninterest expenses total includes approximately $297,000 related to pre-opening and organizational costs incurred prior to the Bank’s opening on April 30, 2009. Salaries and employee benefits comprised the largest component of noninterest expense totaling $1,359,000 for 2010, and $740,000 for 2009. Included in salaries and employee benefits expense for 2010 was $23,000 of expense related to the issuance of stock options to directors of the Company, and $26,000 of expense related to the issuance of stock options to employees.  This compares to $22,000 of expense related to the issuance of stock options to directors of the Company, and $19,000 of expense related to the issuance of options to employees for 2009.  The increase in salary and benefit expense for 2010 was primarily the result of increased staff and a full year of banking operations.

Additional components of noninterest expense for 2010 include audit and professional fees of $209,000 which declined $197,000 from $406,000 in 2009.  The decline is primarily the result of 2009 expenses including consulting fees paid to Bank management in advance of the Bank opening.  Other components of noninterest expense include occupancy and equipment expense of $164,000 in 2010 which increased $29,000 from $135,000 in 2009.  The increase is primarily the result of increased depreciation on equipment purchased in 2009 as part of the start of bank operations.  Legal fees in 2010 of $96,000 increased $41,000 from $55,000 in 2009.   However, a portion of the legal fees incurred in 2009 associated with the opening of the Bank were charged against offering proceeds prior to the commencement of the opening of the Bank. Data processing and IT related services expenses of $121,000 in 2010 increased $64,000 from $57,000 in 2009 due primarily to a full year of banking operation and growth in volumes associated with these charges.  Advertising and marketing expenses of $45,000 in 2010, decreased by $17,000 from $62,000 in 2009.  The expense in 2009 included advertising for and marketing of the opening of the Bank.  Insurance expense of $74,000 in 2010 increased $44,000 from $29,000 in 2009.  This increase is due largely to increases in FDIC insurance resulting from the growth in deposits.  Loan processing expense of $18,000 in 2010 increased by $13,000 from $5,000 in 2009 due primarily to an increase in the number of loans processed.  Training and travel of $48,000 in 2010 increased $25,000 from $23,000 in 2009.  The increase is due to both an increase in the number of staff members receiving training and the amount of training provided.

Management does not expect increases in noninterest expenses for 2011 that significantly exceed the business plan.  As the Company continues to grow the banking operation per the plan, expenses will grow accordingly.

Income Tax Expense

No income tax expense or benefit was recognized during the years ended December 31,2010 or 2009 due to the tax loss carry-forward position of the Company.  An income tax benefit may be recorded in future periods, when the Company begins to become profitable and management believes that profitability will continue for the foreseeable future.  No Federal income tax liability is expected for 2010.  An income tax receivable of $6,000 represents the Company’s overpayment of Michigan Business Tax for 2009.  This receivable is expected to be sufficient to offset the Company’s 2010 projected Michigan Business Tax.

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

The liquidity of a Bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and re-pricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds.   Our primary sources of funds are cash and cash equivalents, deposits, principal and interest payments on loans and investment maturities.  While scheduled amortization of loans is a predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition.  The Company currently has no other sources of liquidity.  The Bank is a member of the Federal Home Loan Bank of Indianapolis which provides the Bank with a secured line of credit.  Collateral will primarily consist of specific pledged loans and investment securities.  Management is currently evaluating loans to be pledged in support of borrowings and has pledged securities issued by U.S. government agencies.  The amount available to advance on the line is determined by the value of pledged collateral as determined by the Federal Home Loan Bank of Indianapolis.  The Bank has also received approval to borrow from the Federal Reserve Discount Window on a collateralized basis.  Collateral will consist of specific pledged loans.  A correspondent bank has approved a $2.0 million Federal funds line of credit on a secured basis.  Investment securities have been pledged and the line is available for use.  Lastly, the Bank has subscribed to a deposit listing service which allows the Bank to post its rates to other financial institutions.  This facility has been utilized on a limited basis.   Present sources of liquidity are considered sufficient to meet current commitments.  At December 31, 2010, the Company had no borrowed funds outstanding.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination of loans.  At December 31, 2010, outstanding unused lines of credit totaled $5.1 million, which included one standby letter of credit totaling $39,000 compared to $8.2 million at December 31, 2009.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business. As of December 31, 2010, the Bank had $3,448,000 of outstanding unfunded loan commitments.  A majority of these commitments are in the form of loan commitment letters which generally expire within 30 days of issue and represent commercial loans and lines of credit.

Certificates of deposit scheduled to mature in one year or less approximates $9.8 million at December 31, 2010 compared to $6.1 million at December 31, 2009. Management estimates that a significant portion of such deposits will remain with the Bank.

Capital Expenditures

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment to be utilized in the ordinary course of our banking business.  For 2010, the Company incurred capitalized expenditures of approximately $11,000 compared to $238,000 for 2009.

Item 7A.	Quantative and Qualitative Disclosures about Market Risk.

Because the Company is a smaller reporting company, disclosure under this item is not required.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company accompanied by the report of our independent registered public accounting firm are set forth on pages 39 through 69 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Grand River Commerce, Inc.
Grandville, Michigan

We have audited the accompanying consolidated balance sheets of Grand River Commerce, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grand River Commerce, Inc. as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rehmann Robson P.C.

Grand Rapids, Michigan
March 22, 2011

CONSOLIDATED FINANCIAL STATEMENTS
GRAND RIVER COMMERCE, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009
ASSETS
Cash and cash equivalents
Cash	$3,891,549	$8,267,952
Federal funds sold	551,436	5,124,934
Total cash and cash equivalents	4,442,985	13,392,886

Investment securities, available for sale	3,793,769	2,486,372
Federal Home Loan Bank Stock, at cost	33,400	1,000
Mortgage loans held for sale	89,971	417,000
Loans
Total loans	43,490,233	13,351,225
Less: allowance for loan losses	458,000	134,000
Net loans	43,032,233	13,217,225
Premises and equipment	202,973	280,683
Interest receivable and other assets	212,412	121,073
TOTAL ASSETS	$51,807,743	$29,916,239

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest bearing	$4,533,944	$4,278,828
Interest- bearing	36,107,976	13,184,788
Total deposits	40,641,920	17,463,616

Interest payable and other liabilities	141,279	109,491
Total liabilities	40,783,199	17,573,107

Commitments and contingencies (Note 7 and 15)

Shareholders’ equity
Common Stock, $0.01 par value, 10,000,000 shares authorized — 1,700,120 shares issued and outstanding at December 31, 2010, and 2009	17,001	17,001
Additional paid-in capital	14,998,127	14,948,729
Additional paid-in capital warrants	479,321	479,321
Accumulated deficit	(4,463,983)	(3,102,722)
Accumulated other comprehensive (loss) income	(5,922)	803
Total shareholders’ equity	11,024,544	12,343,132

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,807,743	$29,916,239

The accompanying notes are an integral part of these consolidated financial statements.

GRAND RIVER COMMERCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2010	2009

Interest income
Loans, including fees	$1,554,140	$181,749
Securities	89,060	8,241
Federal funds sold and other income	15,118	24,850
Total interest income	1,658,318	214,840

Interest expense
Deposits	426,983	66,470
Borrowings	14	16,679
Total interest expense	426,997	83,149

Net interest income	1,231,321	131,691

Provision for loan losses	324,000	134,000
Net interest income (expense) after provision for loan losses	907,321	(2,309)

Noninterest income
Service charges and other fees	5,151	1,979
Escrow interest	—	19,298
Gain on sale of mortgage loans	24,429	10,748
Other	7,491	2,661
Total noninterest income	37,071	34,686

Noninterest expenses
Salaries and benefits	1,359,240	739,524
Occupancy and equipment	163,956	134,904
Share based payment awards	49,398	41,459
Training and travel	47,707	22,675
Data processing and computer support	121,110	56,721
Advertising and marketing	45,182	61,604
Audit and other professional fees	209,251	406,004
Printing, postage and office supplies	37,240	41,678
Legal fees	96,453	55,016
Loan processing expense	17,585	5,374
Insurance	73,918	29,518
Telephone and data communications	42,740	35,440
Other	41,873	12,476

Total noninterest expenses	2,305,653	1,642,393

Net loss	$(1,361,261)	$(1,610,016)

Basic loss per share	$(0.80)	$(0.95)
Diluted loss per share	$(0.80)	$(0.95)

The accompanying notes are an integral part of these consolidated financial statements.

GRAND RIVER COMMERCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	Year Ended December 31,
	2010	2009

Net loss	$(1,361,261)	$(1,610,016)
Other comprehensive income
Unrealized (losses) gains on securities available for sale	(10,188)	1,217
Deferred income tax benefit (expenses)	3,463	(414)
Comprehensive loss	$(1,367,986)	$(1,609,213)

The accompanying notes are an integral part of these consolidated financial statements.

GRAND RIVER COMMERCE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Additional Paid in Capital (Deficit)	Additional Paid in Capital Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, January 1, 2009	$—	$(1,065,527)	$—	$(1,492,706)	$—	$(2,558,233)
Issuance in initial public offering of 1,700,120 common shares (net of cash offering costs of $486,621)	17,001	16,452,118	—	—	—	16,469,119
Share based payment awards under equity compensation plan	—	41,459	—	—	—	41,459
Issuance of common stock warrants in connection with initial public common stock offering	—	(479,321)	479,321	—	—	—
Comprehensive loss	—	—	—	(1,610,016)	803	(1,609,213)

Balances, December 31, 2009	17,001	14,948,729	479,321	(3,102,722)	803	12,343,132

Share based payment awards under equity compensation plan	—	49,398	—	—	—	49,398
Comprehensive loss	—	—	—	(1,361,261)	(6,725)	(1,367,986)

Balances, December 31, 2010	$17,001	$14,998,127	$479,321	$(4,463,983)	$(5,922)	$11,024,544

The accompanying notes are an integral part of these consolidated financial statements.

GRAND RIVER COMMERCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2010	2009
Cash flows from operating and pre-operating activities
Net loss	$(1,361,261)	$(1,610,016)
Adjustments to reconcile net loss to net cash used in operating and pre-operating activities
Share based compensation	49,398	41,459
Provision for loan losses	324,000	134,000
Net realized gain on sale of investment securities	(509)	—
Net amortization on investment securities	16,456	(908)
Originations of loans held for sale	(1,954,971)	(1,219,500)
Proceeds from loan sales	2,306,429	802,500
Deferred income tax expense (benefit)	3,463	(414)
Net realized gain on sale of loans	(24,429)	(10,748)
Depreciation	88,968	65,772
Net change in:
Interest receivable and other assets	(91,339)	(105,028)
Interest payable and other liabilities	31,788	34,732
Net cash used in operating and pre-operating activities	(612,007)	(1,868,151)

Cash flows from investing activities
Loan principal originations and collections, net	(30,139,008)	(13,340,477)
Activity in available for sale securities
Maturities and prepayments	3,174,607	1,028,766
Purchases of securities	(4,508,139)	(3,513,013)
Purchase of Federal Home Loan Bank stock	(32,400)	(1,000)
Purchase of equipment	(11,258)	(238,497)
Net cash used in investing activities	(31,516,198)	(16,064,221)

Cash flows from financing activities
Acceptances of and withdrawals of deposits, net	23,178,304	17,463,616
Proceeds from issuance of common stock, net of offering costs of $532,081	—	16,469,119
Net short-term borrowings repayments	—	(1,360,000)
Net other borrowings repayments	—	(1,288,002)
Net cash provided by financing activities	23,178,304	31,284,733

Net (decrease) increase in cash and cash equivalents	(8,949,901)	13,352,361

Cash and cash equivalents, beginning of the year	13,392,886	40,525

Cash and cash equivalents, end of the year	$4,442,985	$13,392,886

Supplemental cash flows information:
Cash paid during the year for interest	$414,577	$84,025

The accompanying notes are an integral part of these consolidated financial statements.

Grand River Commerce, Inc.
Notes to Consolidated Financial Statements

Note 1:	Organization, Business and Summary of Significant Accounting Principles

Nature of Organization and Basis of Presentation

Grand River Commerce, Inc. (“GRCI”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo Bank in Michigan.  GRCI’s fiscal year ends on December 31.  Upon receiving regulatory approvals to commence business in April 2009, GRCI capitalized Grand River Bank, a de novo Bank, (the “Bank”) which also has a December 31 fiscal year end. The Bank is a wholly-owned subsidiary of GRCI.

The Bank is a full-service commercial Bank headquartered in Grandville, Michigan serving the communities of Grandville, Grand Rapids and the surrounding area with a broad range of commercial and consumer banking services to small- and medium-sized businesses, professionals, and local residents who it believes will be particularly responsive to the style of service which the Bank provides.

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

Summary of Significant Accounting Policies

Accounting policies used in preparation of the accompanying consolidated financial statements are in conformity with accounting principles generally accepted in the United States.  The principles which materially affect the determination of the financial position and results of operations of the Company and its subsidiary bank are summarized below.

Fair Values of Financial Instruments

Fair value refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers based on the assumptions market participants would use when pricing an asset or liability.  Assumptions are developed based on prioritizing information within a fair value hierarchy that gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data, such as the reporting entity's own data (Level 3).  A description of each category in the fair value hierarchy is as follows:

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

Organization and Pre-opening Costs

Organization and pre-opening costs represent incorporation costs, offering costs, legal and accounting costs, consultant and professional fees and other costs relating to our formation.  Cumulative organization and pre-opening costs incurred from inception to the commencement of operations on April 30, 2009 totaled $1.8 million and have been expensed.

Offering Costs

Direct and incremental costs relating to the offering of common stock totaled $1.6 million through April 30, 2009 and were charged against the offering proceeds.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, and federal funds sold, all of which mature within ninety days.  Generally, federal funds are sold for a one-day period.  The Company maintains deposit accounts in various financial institutions which generally do not exceed the FDIC insured limits.  Management does not believe the Company is exposed to any significant interest, credit, or other financial risk of these deposits.

Investment Securities

Debt securities that management has the positive intent and the Company has the ability to hold-to-maturity are classified as securities held-to-maturity and are recorded at amortized cost. Securities not classified as securities held-to-maturity, including equity securities with readily, determinable fair values, are classified as securities available-for-sale and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income (loss).  Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Realized gains and losses on the sale of securities are included in earnings on the trade date using the specific identification method.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”).  In determining whether an other than temporary impairment exists for debt securities, management must assert that: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit risk.  The amount of the impairment related to other risk factors (interest rate and market) is recognized as a component of other comprehensive income.

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

Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio consists of loans issued primarily in the past fifteen months, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when 1) the assets have been legally isolated from the Bank, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.  The Bank has no substantive continuing involvement related to these loans.

The Bank sold residential mortgage loans to an unrelated third party with proceeds of $2,306,429 and $802,500 in 2010 and 2009, respectively, which resulted in gains of $24,429 and $10,748 for 2010 and 2009, respectively.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  As of December 31, 2010 and 2009, the Company had no foreclosed real estate properties.

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

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carry forwards.  Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.  As a result of the Company commencing operations in the second quarter of 2009, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period and the first years of operations has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.  Additionally, the Company has a deferred tax liability recognized in connection with the unrealized gain on available for sale securities which is reported in the “interest payable and other liabilities” section of the balance sheet.

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

Advertising Costs

All advertising and marketing costs, amounting to approximately $45,000 and $62,000 in 2010 and 2009, respectively, are expensed as incurred.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section in the consolidated balance sheets.  Such items, along with net income, are components of comprehensive income (loss).

Net Loss per Share

Basic and diluted loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the year.  Weighted-average common shares outstanding for the years ended December 31, 2010 and 2009 totaled 1,700,120. Common stock equivalents consisting of Common Stock Options and Common Stock Purchase Warrants as described in Notes 8 and 9 are anti-dilutive and are therefore excluded.

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

Reclassifications

Certain amounts as reported in the 2009 consolidated financial statements have been reclassified to conform with the 2010 presentation.

Effects of Newly Issued Effective Accounting Standards

FASB ASC Topic 715, “Compensation – Retirement Benefits.”  In January 2010, ASC Topic 715 was amended by Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, to change the terminology for major categories of assets to classes of assets to correspond with the amendments to ASC Topic 820 (see below).  The new guidance was effective for interim and annual periods after January 1, 2010 and had no impact on the Company’s consolidated financial statements.

FASB ASC Topic 810, “Consolidation.”  New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other factors, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and had no impact on the Company’s consolidated financial statements.

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

FASB ASC Topic 860, “Transfers and Servicing.”  New authoritative accounting guidance under ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and had no significant impact on the Company’s  consolidated financial statements.

FASB ASC Topic 310, “Receivables.”  In April 2010, ASC Topic 310 was amended by Accounting Standards Update (ASU) No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (a consensus of the FASB Emerging Issues Task)”, to clarify that individual loans accounted for within pools are not to be removed from the pool solely as a result of modifications to the loan (including troubled debt restructurings).  The new guidance is effective for interim and annual periods after July 15, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 310, “Receivables.”  In July 2010, ASC Topic 310 was amended by Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The primary objective in developing this update was to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  Included in the new guidance are credit quality information, impaired loan information, loan modification information and nonaccrual and past due information.  The period-end information is required to be disclosed for the year ending December 31, 2010, with the exception of the new disclosures related to troubled debt restructurings which are not required to be reported until the second quarter of 2011 for the Company.  The new guidance has expanded the Company’s disclosures in the Company’s consolidated financial statements (See Note 3).

Note 2:	Investment Securities

The amortized cost and fair value of investment securities classified as available for sale, including gross unrealized gains and losses, are summarized as follows:

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$1,499,836	$—	$(14,906)	$1,484,930
Mortgage-backed securities issued by U.S. government agencies	2,302,904	9,820	(3,885)	2,308,839
Total	$3,802,740	$9,820	$(18,791)	$3,793,769

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$1,000,650	$—	$(25)	$1,000,625
Mortgage-backed securities issued by U.S. government agencies	1,484,505	6,660	(5,418)	1,485,747
Total	$2,485,155	$6,660	$(5,443)	$2,486,372

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2010, by contractual maturity periods are shown below.  Debt securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately:

	Amortized Cost	Fair Value
US government agencies
Within 1 year	$—	$—
Over 1 year through 5 years	1,499,836	1,484,930
After 5 years through 10 years	—	—
Over 10 years	—	—
Total U.S. government agencies	1,499,836	1,484,930
Mortgage-backed securities	2,302,904	2,308,839
Total	$3,802,740	$3,793,769

Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.  Because of their variable monthly payments, mortgage-backed securities are not reported in a specific maturity group.

For 2010, there was a $509 gain recognized as a result of a call on a security that was purchased during 2010.  There were no sales of securities in 2010 or 2009.

Securities pledged at year-end 2010 had a carrying amount of $989,000 and were pledged to secure available borrowings with the FHLB.  There were no securities pledges for the year ended 2009.

Securities with unrealized losses not recognized in income at year-end 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	2010		2009
	Less than Twelve Months		Less than Twelve Months
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
U.S. government agencies	$(14,906)	$1,484,930	$(25)	$1,000,625

Mortgage-backed securities	(3,885)	678,368	(5,418)	509,643
Total	$(18,791)	$2,163,298	$(5,443)	$1,510,268

Management has asserted that it does not have the intent to sell securities in an unrealized loss position and that it is more likely than not the Bank will not have to sell the securities before recovery of its cost basis; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010 and 2009.

Note 3:	Loans and Allowance for Loan Losses

The components of the outstanding loan balances are summarized as follows as of December 31:

	2010	2009
Commercial and industrial	$4,722,588	$1,939,309
Commercial real estate
Commercial	31,895,812	9,532,051
Construction and development	4,846,407	1,125,934
Total commercial real estate	36,742,219	10,657,985
Consumer
Consumer residential and other	854,443	532,082
Construction	1,170,983	221,849
Total Consumer	2,025,426	753,931
Gross Loans	43,490,233	13,351,225
Less allowance for loan losses	458,000	134,000
Total loans, net	$43,032,233	$13,217,225

Changes in the allowance for loan losses are as follows for the year ended December 31:

	2010	2009
Balance, beginning of the year	$134,000	$—
Provision for loan losses	324,000	134,000
Loans charged-off	—	—
Recoveries	—	—
Balance, end of the year	$458,000	$134,000

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as used:

Allowance for Credit Losses for the Year Ended December 31, 2010
Allowance for credit losses:	Commercial and industrial	Commercial real estate	Consumer	Unallocated	Total
Beginning balance	$18,447	$108,322	$7,231	$-	$134,000
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	32,257	287,581	3,914	248	324,000
Ending Balance	$50,704	$395,903	$11,145	$248	$458,000
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$50,704	$395,903	$11,145	$—	$458,000
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Allowance for Credit Losses for the Year Ended December 31, 2009
Allowance for credit losses:	Commercial and industrial	Commercial real estate	Consumer	Unallocated	Total
Beginning balance	$—	$—	$—	$—	$—

Charge-offs	—	—	—	—	—

Recoveries	—	—	—	—	—

Provision	18,447	108,322	7,231	—	134,000

Ending Balance	$18,447	$108,322	$7,231	$—	$134,000

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$18,447	$108,322	$7,231	$—	$134,000

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Financing Receivables for the Year Ended December 31, 2010
Financing Receivables:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Ending balance	$4,722,588	$36,742,219	$2,025,426	$-	$43,490,233

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$4,722,588	$36,742,219	$2,025,426	$—	$43,490,233

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Financing Receivables for the Year Ended December 31, 2009
Financing Receivables:	Commercial	Commercial real estate	Consumer	Unallocated	Total
Ending balance	$1,939,309	$10,657,985	$753,931	$-	$13,351,225

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,939,309	$10,657,985	$753,931	$—	$13,351,225

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk.

Prime Rating-1. Borrower demonstrates exceptional credit fundamentals, including stable and predictable profit margins and cash flows, strong liquidity and a conservative balance sheet with superior asset quality.  Historic and projected performance indicates that borrower is able to meet obligations under almost any economic circumstance.

High Quality-2. Borrower consistently and internally generates sufficient cash flow to fund debt service. Management has successful experience with this Bank or with similar business activities in a similar market. Current and projected trends are positive and superior. Management breadth and depth indicates high degree of stability.

Average Quality-3. Balance sheet is comprised of good capital base, acceptable leverage, and liquidity. Ratios are at or slightly above peers. Operation generates sufficient cash to fund debt service and some working assets or capital expansion. Loans have excellent collateral with standard advance rates. Current trends are positive or stable.

Acceptable Quality-4.  Borrower generates sufficient cash flow to fund debt service, but most working assets and all capital expansion needs are funded by other sources.  Borrower is able to meet interest payments but could not term out evergreen credit lines in a reasonable period of time.  Earnings may be trending down; a loss may be shown indicating some volatility in earnings.  However, management is acceptable and long term trends are positive or neutral.  Borrower may be able to obtain similar financing from other banks.

Watch-5.  Borrowers may exhibit declining earnings, strained cash flow, increasing leverage, and weakening market position.  They generally have limited additional debt capacity, modest coverage, and/or weakness in asset quality.  Loans may be currently performing as agreed but could be adversely affected by factors such as deteriorating economic conditions, operating problems, pending litigation, or declining value of collateral.  Management may be of good character, but weak.  May have some limited ability to obtain similar financing with comparable or somewhat worse terms at other lending institutions.

Special Mention-6.  Loans classified as special mention have a potential for weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard-7.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful-8. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss-9.  Loans are considered uncollectible and of little or no value as a bank asset.

Pass.  Meets the qualities of the definition of loan grades 1-5 listed above.

The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Bank’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee.  Rarely, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Bank’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2010, approximately 26.4% of the outstanding principal balance of the Bank’s commercial real estate loans were secured by owner-occupied properties, 44.4% by non-owner occupied properties, 19.9% by multi-family, 5.6% by 1-4 family residential properties and 3.7% by other types.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Bank may originate from time to time, the Bank generally requires the borrower to have had an existing relationship with the Bank and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Bank monitors and manages consumer loan risk through its policies and procedures.  These policies and procedures are developed and modified, as needed by management.  This activity, coupled with relatively small average loan amounts minimizes risk.  Underwriting standards for consumer real estate loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum combined loan-to-value percentage of 90%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.  The Bank recognizes the value of an independent loan review that reviews and validates the credit risk program on a periodic basis.  Results of these reviews are presented to management.  The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Bank’s policies and procedures.

The credit risk profile of the loan portfolio is presented in the following tables.

Credit Quality Indicators as of December 31, 2010:
	Risk Rating Definitions	Commercial	Commercial Real Estate	Commercial Real Estate-Construction and Land Development
1	Prime rating	$-	$-	$-
2	High quality	128,438	4,459,047	-
3	Average quality	1,151,291	11,095,807	199,391
4	Acceptable Risk	3,442,859	16,340,958	4,647,016
5	Watch	-	-	-
6	Special Mention	-	-	-
7	Substandard	-	-	-
8	Doubtful	-	-	-
9	Loss	-	-	-
Total		$4,722,588	$31,895,812	$4,846,407

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	Consumer-Residential
	2010	2009
Grade
Pass	$477,546	$216,603
Special mention	-	-
Substandard	-	-
Total	$477,546	$216,603

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	Consumer-Construction
	2010	2009
Grade
Pass	$1,170,983	$221,849
Special mention	-	-
Substandard	-	-
Total	$1,170,983	$221,849

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	Consumer-Home Equity
	2010	2009
Grade
Pass	$363,199	$310,266
Special mention	-	-
Substandard	-	-
Total	$363,199	$310,266

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. A loan is considered performing if loan payments are timely. The following table presents the recorded investment in consumer loans based on payment activity as of December 31, 2010 and 2009:

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer-Other
	2010	2009
Performing	$13,698	$5,213
Nonperforming	-	-
Total	$13,698	$5,213

There were no impaired loans, non-accrual loans or loans 30 days past due and still accruing interest as of December 31, 2010 or 2009.  In addition, no loans were transferred to foreclosed real estate in 2010 and there were no loans that required troubled debt restructuring.

Note 4:	Premises and Equipment

Major classifications of premises and equipment are summarized as follows at December 31:

	2010	2009
Leasehold improvements	$44,540	$44,540
Furniture, fixtures and equipment	303,442	292,185
Accumulated depreciation	(145,009)	(56,042)
Premises and equipment, net	$202,973	$280,683

Depreciation expense was $88,968 and $65,772 for 2010 and 2009, respectively.

Note 5:	Deposits

The components of the outstanding deposit balances are as follows as of December 31:

	2010	2009
Noninterest bearing
Demand	$4,533,944	$4,278,828
Interest bearing
Checking	4,162,066	3,460,637
Savings	9,779,584	2,074,606
Time, under $100,000	14,395,530	4,085,892
Time, over $100,000	7,770,796	3,563,653
Total deposits	$40,641,920	$17,463,616

Interest expense on time deposits issued in denominations of $100,000 or more was $139,925 in 2010 and $19,336 in 2009.

Scheduled maturities of time deposits for each of the years succeeding December 31, 2010, are as follows:

Year	Amount
2011	$9,809,604
2012	7,306,356
2013	2,963,015
2014	725,331
2015	1,362,020
Total	$22,166,326

Note 6:	Fair Value Measurement

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale investment securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis.  At December 31, 2010 and 2009, the Company had no assets or liabilities recorded at fair value on a nonrecurring basis.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

Cash and cash equivalents:  The carrying amounts of cash and short-term instruments, including Federal Funds sold approximate fair values.

Investment securities:  Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are unavailable, fair values are based on quoted market prices of comparable instruments or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss and liquidity assumptions. As such, we classify investments as Level 2.

FHLB stock: The redeemable carrying amount of these securities with limited marketability approximates their fair value.

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or market value or fair value. Fair value is based on independent quoted market prices of the purchasers. Quoted market prices are based on what secondary markets are currently offering for portfolios with similar characteristics. As such, we classify those loans subjected to nonrecurring fair value adjustments as Level 2.

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realized value or reflective of the future fair values.  Furthermore, although the Company believes its valuations methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions could result in a different fair value measurement.

Assets Recorded at Fair Value on a Recurring Basis

All of the Bank’s securities available for sale are classified within Level 2 of the valuation hierarchy as quoted prices for similar assets are available in an active market.

The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2010 and 2009 (000s omitted), on the Consolidated Balance Sheets and by valuation hierarchy level (as described above).  The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. government agencies	$—	$1,485	$—	$1,485
Mortgage-backed securities	—	2,309	—	2,309
Total	$—	$3,794	$—	$3,794

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. government agencies	$—	$1,001	$—	$1,001
Mortgage-backed securities	—	1,485	—	1,485
Total	$—	$2,486	$—	$2,486

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets are as follows as of December 31 (000’s omitted):

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$4,443	$4,443	$13,393	$13,393
Mortgage loans held for sale	90	90	417	417
Net loans	43,032	43,295	13,217	13,481
Federal Home Loan Bank Stock	33	33	1	1
Accrued interest receivable	143	143	26	26

Financial liabilities
Noninterest bearing deposits	4,534	4,534	4,279	4,279
Interest bearing deposits	36,108	36,151	13,185	13,782
Accrued interest payable	23	23	4	4

Note 7:	Operating Lease

In November 2007, the Company began leasing the building used as its principle office and is obligated under an operating lease agreement through December 2010, with three options to renew for three years each with Southtown Center, LLC. The rent under the terms of the lease was $0 per month from November through December 2007, $2,250 per month from January through February 2008, and $4,100 per month thereafter, subject to a 2% cumulative upward adjustment in each subsequent year.  The Company recognized the expense including the escalating amounts on a straight-line basis over the term of the agreement.  The lease was renewed in December 2010 for 36 months at $4,100 per month through December 2013. The lease provides that the Company pays insurance and certain other operating expenses applicable to the leased premise.  The lease also stipulates that the Company may use and occupy the premise only for the purpose of maintaining and operating a bank.

Note 8:	Common Stock Options

On June 23, 2009, the Board of Directors of GRCI approved the adoption of the Grand River Commerce, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) which provides for the reservation of 200,000 authorized shares of GRCI’s common stock, $0.01 par value per share, for issuance upon the exercise of certain common stock options, that may be issued pursuant to the terms of the 2009 Plan.  The 2009 Plan was approved and adopted by our shareholders at our 2010 Annual Meeting.

A description of the terms and conditions of the 2009 Plan was included in GRCI’s prospectus, dated May 9, 2008, under the section entitled “Management - Stock Incentive Plan.”  The prospectus was included in GRCI’s registration statement on Form S-1 (Registration No. 333-147456), as amended, as filed with the Securities and Exchange Commission.  Assuming the issuance of all of the common shares reserved for stock options and the exercise of all of those options, the shares acquired by the option holders pursuant to their stock options would represent approximately 14.8% of the outstanding shares after exercise.

During the second quarter of 2009, GRCI awarded and issued options for the purchase of 100,000 shares of Company common stock.  The total stock options outstanding at December 31, 2009 were 95,000, due to the cancellation of 5,000 stock options.  No options have been exercised. Management options have a 5 year vesting period and Director options have a 3 year vesting period.  All such options expire in 10 years and have a $10 per share strike price.  No new options have been awarded under this Plan or any other plan.

The Company estimates the fair value of stock options using the calculated value on the grant date.  The Company currently measures compensation cost of employee and director stock options based on the calculated value instead of fair value because it is not practical to estimate the volatility of the share price.  The Company does not maintain an internal market for its shares, and shares have been infrequently traded publically.  The Company’s stock is traded over the counter under the symbol GNRV. GRCI’s initial stock offering was completed in April 2009.  The calculated value method requires that the volatility assumption used in an option-pricing model be based on the historical volatility of an appropriate industry sector index.

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
Calculated volatility	12.00%
Weighted average dividends	0.00%
Expected term (in years)	7yrs
Risk-free rate	2.70%

A summary of option activity under the 2009 Plan is presented below for the year ended December 31:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	100,000	$10.00	—	$—
Granted	—	—	100,000	10.00
Exercised	—	—	—	—
Expired or cancelled	(5,000)	—	—	—
Outstanding at December 31	95,000	$10.00	100,000	$10.00

There are 23,002 common stock options able to be exercised at December 31, 2010.  The weighted-average grant-date calculated value approximated $243,000 for options granted during the second quarter of 2009.  As of December 31, 2010, there was approximately $202,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.9 years.

A summary of the status of our non-vested shares as of 2010 and 2009 and changes during the one year ended December 31.

	2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1	100,000	$2.21	—	$—
Granted	—	—	100,000	2.21
Forfeited	(5,000)	—	—	—
Vested	(23,002)	2.21	—	—
Nonvested at December 31	71,998	$2.21	100,000	$2.21

Note 9:	Common Stock Purchase Warrants

The Company measures the cost of equity instruments based on the grant-date fair value of the award (with limited exceptions).  The Company estimates the fair value of all common stock purchase warrants on each grant date, using an appropriate valuation approach based on the Black-Scholes option pricing model.

In recognition of the substantial financial risks undertaken by the members of the Company’s organizing group, GRCI granted common stock purchase warrants to such organizers.  As of December 31, 2010, GRCI had granted warrants to purchase an aggregate of 305,300 shares of common stock.  These warrants are exercisable at a price of $10.00 per share, the initial offering price, and may be exercised within ten years from the date that the Bank opened for business.  The warrants vested immediately.

In connection with the issuance of these warrants, the Company determined a share-based payment value, using the Black Scholes option-pricing model, of $479,000. This amount was charged entirely to the additional paid in capital of the 2009 common stock offering.

The fair value of each warrant issued was estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions.

Dividend yield or expected dividends	0.00%
Risk free interest rate	2.02%
Expected life	5 yrs
Expected volatility	12.00%

No warrants were exercised in 2010 or 2009.

Note 10:	Employee Benefit Plan

The Company has a Safe Harbor 401(k) plan covering all employees, which began in 2009.  Contributions under the 401(k) plan are made by the employee with the Company contributing 100% of the employee deferral for the first 3% compensation and the Company contributing 50% of the deferral for the next 2% of the employee’s deferral.  The cost of the plan amounted to $31,016 and $18,285 for 2010 and 2009, respectively.

Note 11:	Short Term Borrowings

Short-term borrowings are generally comprised of a secured $2 million federal funds purchased line of credit with a correspondent bank and a collateral based borrowing formula for FHLB Advances.  Any FHLB obligations of the Bank would be secured by bank-owned securities held by the FHLB as a third-party safekeeping agent. The Bank had pledged securities that equate to an available borrowing limit of $989,000 as of December 31, 2010.  The Company had no short term borrowings as of December 31, 2010 or 2009.

Note 12:	Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  A valuation allowance is established when necessary to reduce the deferred tax assets to the amount expected to be realized.  As a result of the Company commencing operations in the second quarter of 2009, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.

Deferred taxes are comprised of the following at December 31:
	2010	2009
Deferred tax assets
Allowance for loan losses	$90,852	$—
Start-up costs	540,916	581,484
Non-employee stock option plan	14,612	7,514
Net operating loss carryforwards	855,690	470,327
Other	2,491	791
Total deferred tax assets	1,504,561	1,060,116

Deferred tax liabilities
Depreciation	(4,338)	(3,657)
Allowance for loan losses	—	(8,202)
Accretion on securities	(251)	(89)
Total deferred tax liabilities	(4,589)	(11,948)

Net deferred tax assets	1,499,972	1,048,168

Less valuation allowance	1,499,972	1,048,168

Total	$—	$—

Additionally, the Company has a deferred tax asset provided for related to unrealized gains on available-for-sale securities and is reported in the “interest payable and other liabilities” section of the consolidated balance sheets.

Reconciliation of federal income taxes at statutory rate (34%) to effective rate for the year end December 31:
	2010	2009
Tax at federal statutory rate	$(462,830)	$(547,406)
Other	11,027	6,758
Change in valuation allowance	451,803	540,648
Federal income taxes	$—	$—

The federal and state net operating loss carryforwards of $2.5 million will expire beginning in 2029 if not previously utilized.

The Company and its subsidiary are subject to U.S. federal income taxes.  The Company is no longer subject to examination by the taxing authority before 2007.  There are no material uncertain tax positions requiring the recognition in the Company’s consolidated financial statements.  The Company does not expect to generate significant unrecognized tax benefits in the next twelve months.  The Company recognizes interest and or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest and penalties at December 31, 2010 and 2009, and is not aware of any claims for such amounts by federal income tax authorities.

Note 13:	Minimum Regulatory Capital Requirements and Restrictions on Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.  The prompt corrective action regulations provide four classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  The Company is restricted from paying dividends until such time as the Bank achieves profitability on a continuing basis and the Bank has sufficient capital to do so.  The Bank is required to maintain a minimum ratio of Tier 1 capital to average assets of 8% for the first seven years of operation.  The Bank was well capitalized as of December 31, 2010.  There are no conditions or events that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital (to risk-weighted assets)	$10,889	26.00%	$3,350	8.00%	$4,187	10.00%
Tier 1 capital (to risk-weighted assets)	10,431	24.91	1,675	4.00	2,513	6.00
Tier 1 capital (to average assets)	10,431	21.69	1,924	4.00	2,405	5.00

December 31, 2009
Total capital (to risk-weighted assets)	$11,731	78.99%	$1,188	8.00%	$1,485	10.00%
Tier 1 capital (to risk-weighted assets)	11,597	78.09	594	4.00	891	6.00
Tier 1 capital (to average assets)	11,597	45.06	1,029	4.00	1,287	5.00

Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, Grand River Commerce, a bank holding company, generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  In addition, the Company is subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described above.  As a Michigan company, we are restricted under the Michigan Business Company Act from paying dividends under certain conditions.

Note 14:	Related Party Transactions

In the ordinary course of business, the Bank grants loans to certain directors, principals, officers and their affiliates.  Loans and commitments to principal officers, directors and their affiliates are presented in the following table:

	December 31, 2010	December 31, 2009

Beginning balance	$1,123,017	$-
New loans and line advances	442,485	1,399,917
Repayments	(237,987)	(276,900)
Ending balance	$1,327,515	$1,123,017

Deposits from principal officers, directors and their affiliates as of December 31, 2010 and December 31, 2009 were approximately $1,361,000 and $899,000, respectively.

Note 15:	Off-Balance Sheet Activities

To meet the financing needs of its customers, the Bank is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments are comprised of unused lines of credit, overdraft lines and loan commitments.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments.  The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the borrower.  These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.  Commitments may expire without being used.  Risk to credit loss exists, up to the face amounts of these instruments, although material losses are not anticipated.

The contractual amount of financial instruments with off-balance sheet risk was as follows:

	2010		2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Unused lines of credit and letters of credit	$1,190,950	$3,955,155	$1,780,106	$6,440,678
Commitments to fund loans	1,373,000	2,075,000	3,660,000	6,756,678

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

Note 16:	Parent Company Only Financial Information

Following are the parent company only financial statements:

Balance Sheets
	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$580,394	$710,243
Premises and equipment	2,978	4,976
Other assets	22,167	34,482
Investment in subsidiary	10,425,306	11,597,193
TOTAL ASSETS	$11,030,845	$12,346,894

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$6,301	$3,762
Shareholders’ Equity	11,024,544	12,343,132
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,030,845	$12,346,894

Statements of Operations
	Year Ended December 31,
	2010	2009

Other interest income	$110	$762
Interest expense	—	16,679
Net interest income (expense)	110	(15,917)

Noninterest income	—	19,298

Noninterest expenses
Salaries and benefits	73,468	—
Occupancy and equipment	6,536	36,969
Audit and other professional fees	20,248	279,063
Marketing	11,225	—
Legal fees	65,904	—
Other operating expenses	18,824	44,986
Total noninterest expenses	196,205	361,018

Equity in undistributed loss of subsidiary	(1,165,166)	(1,252,379)

Net loss	$(1,361,261)	$(1,610,016)

Parent Company Only Financial Information
Statements of Cash Flows
	December 31,
	2010	2009
Cash flows from operating and pre-operating activities
Net loss	$(1,361,261)	$(1,610,016)
Depreciation expense	1,998	13,982
Equity in undistributed loss of subsidiary	1,165,166	1,252,379
Stock based compensation expense	49,398	41,459
Net change in:
Other assets	12,315	(33,956)
Other liabilities	2,539	(70,996)
Net cash used in operating activities	(129,849)	(407,148)

Cash flows from investing activities
Investment in subsidiary	—	(12,690,000)
Purchase of equipment	—	(54,251)
Net cash used in investing activities	—	(12,744,251)

Cash flows from financing activities
Proceeds from issuance of common stock	—	15,962,200
Stock issuance costs	—	(532,081)
Net short-term borrowings repayments	—	(1,360,000)
Net other borrowings repayments	—	(249,002)
Net cash provided by financing activities	—	13,821,117

Net (decrease) increase in cash and cash equivalents	(129,849)	669,718

Cash and cash equivalents, beginning of year	710,243	40,525

Cash and cash equivalents, end of year	$580,394	$710,243

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

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

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 15d-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to rules of the Securities and Exchange Commission.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information under the captions "Grand River Commerce, Inc.’s Board of Directors and Executive Officers," "Related Matters - Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, is incorporated herein by reference.

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

Item 11.	Executive Compensation.

The information under the captions "Executive Compensation" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption "Ownership of Grand River Commerce, Inc. Common Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)
Equity compensation plans approved by security holders	95,000	$10.00	105,000

Equity compensation plans approved by security holders include the 2009 Plan.

Shareholders at the Company's 2010 Annual Meeting approved the 2009 Plan. Key employees of the Company and its subsidiaries, as the Compensation Committee of the Board of Directors may select from time to time, are eligible to receive awards under this Plan.  The Plan provides for a maximum of 200,000 shares of the Company's common stock. Options granted under the Plan will qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, and other options granted thereunder will be non-qualified stock options.  Incentive stock options are eligible for favored tax treatment, while non-qualified stock options do not qualify for such favored tax treatment.

Mr. Blossey, Mr. Bilotti, Ms. Bracken and Mr. Martis have been issued stock options under the Plan in connection with their respective employment agreements.  These options were intended to be incentive stock options.  We have also issued non-qualified stock options to our independent directors.  The remainders of the options under the Stock Incentive Plan are to be available for issuance at the discretion of our Board of Directors.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

The information under the captions "Related Matters - Transactions with Related Persons" and "Corporate Governance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” filed under item 8 of this report.

(a) (2) Financial Statement Schedules

None.  The consolidated financial statement schedules are omitted because they are inapplicable or the requested information is shown in our consolidated financial statements or related notes thereto.

(b)

Number	Description
1.1	Agency Agreement by and between the Company and Commerce Street Capital, LLC*
3.1	Articles of Incorporation**
3.2	Bylaws**
3.3	Amended and Restated Bylaws***
4.1	Specimen common stock certificate**
4.2	Form of Grand River Commerce, Inc. Organizers’ Warrant Agreement**
4.3	See Exhibits 3.1 and 3.2 for provisions of the articles of inCompany and bylaws defining rights of holders of the common stock
10.1	Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.2	Form of Incentive Stock Option Award Agreement pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.3	Form of Stock Option Award Agreement for non-qualified stock options pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.4	Form of Warrant Agreement****
10.5	Employment Agreement by and between Grand River Bank and Robert P. Bilotti+
10.6	Employment Agreement by and between Grand River Bank and Elizabeth C. Bracken+
10.7	Consulting Agreement by and between Grand River Commerce, Inc. and David H. Blossey+**
10.8	Consulting Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+**
10.9	Consulting Agreement by and between Grand River Commerce, Inc. and Elizabeth C. Bracken+**
10.12	Employment Agreement by and between Grand River Bank and Mark Martis+
10.13	Consulting Agreement by and between Grand River Commerce, Inc. and Mark Martis+**
10.14	Lease Agreement by and between Grand River Bank and Southtown Center LLC, dated December 10, 2010.

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a compensatory plan or contract

*	Previously filed as an exhibit to our Current Report on Form 8-K filed March 10, 2009

**	Previously filed as an exhibit to the registration statement filed November 16, 2007

***	Previously filed as an exhibit to our Current Report on Form 8-K filed May 30, 2008

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

SIGNATURE	TITLE	DATE

/s/ Robert P. Bilotti	Director, President and Chief Executive Officer	03/25/11
Robert P. Bilotti (1)

/s/ Richard J. Blauw, Jr.	Director	03/25/11
Richard J. Blauw, Jr.

/s/ David H. Blossey	Director	03/25/11
David H. Blossey

/s/ Cheryl M. Blouw	Director	03/25/11
Cheryl M. Blouw

/s/ Elizabeth C. Bracken	Chief Financial Officer	03/25/11
Elizabeth C. Bracken (2)

/s/ Jeffrey A. Elders	Director and Treasurer	03/25/11
Jeffrey A. Elders

/s/ David K. Hovingh	Director	03/25/11
David K. Hovingh

Director
Roger L. Roode

/s/ Jerry S. Sytsma	Director and Vice President	03/25/11
Jerry S. Sytsma

(1)      Principal executive officer
(2)      Principal financial and accounting officer