Form 10-Q
period 2011-03-31
GRAND RIVER COMMERCE INC
filed 2011-05-13
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

The number of shares outstanding of the issuer’s Common Stock, as of the latest practicable date was 1,700,120 shares as of May  11, 2011.

GRAND RIVER COMMERCE, INC.

FORM 10-Q

i

PART I—FINANCIAL INFORMATION

ITEM 1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents
Cash	$6,248,038	$3,891,549
Federal funds sold	47,588	551,436
Total cash and cash equivalents	6,295,626	4,442,985

Investment securities, available-for-sale	4,624,748	3,793,769
Federal Home Loan Bank Stock, at cost	33,400	33,400
Mortgage loans held for sale	—	89,971
Loans
Total loans	46,987,338	43,490,233
Less: allowance for loan losses	509,500	458,000
Net loans	46,477,838	43,032,233
Premises and equipment	199,969	202,973
Interest receivable and other assets	230,244	212,412
TOTAL ASSETS	$57,861,825	$51,807,743

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest bearing	4,713,657	4,533,944
Interest bearing	42,119,618	36,107,976
Total deposits	46,833,275	40,641,920

Interest payable and other liabilities	145,573	141,279
Total liabilities	46,978,848	40,783,199

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized — 1,700,120 shares issued and outstanding at March 31, 2011 and at December 31, 2010	17,001	17,001
Additional paid-in capital	15,011,756	14,998,127
Additional paid-in capital warrants	479,321	479,321
Accumulated deficit	(4,628,357)	(4,463,983)
Accumulated other comprehensive income (loss)	3,256	(5,922)
Total shareholders’ equity	10,882,977	11,024,544

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,861,825	$51,807,743

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Interest income
Loans, including fees	$596,632	$217,066
Investment securities	25,711	17,812
Federal funds sold and other income	3,206	5,971
Total interest income	625,549	240,849

Interest expense
Deposits	163,177	60,925
Total interest expense	163,177	60,925

Net interest income	462,372	179,924

Provision for loan losses	51,500	72,000
Net interest income after provision for loan losses	410,872	107,924

Noninterest income
Service charges and other fees	1,756	706
Gain on sale of loans	6,468	1,353
Other	4,385	3,195
Total noninterest income	12,609	5,254

Noninterest expenses
Salaries and benefits	342,280	319,898
Occupancy and equipment	41,631	40,945
Share based payment awards (Note 10)	13,629	8,511
Travel and training	9,468	10,862
Data processing and computer support	34,540	25,959
Marketing	14,001	24,585
Audit and other professional fees	50,234	60,468
Legal fees	20,018	28,508
Insurance, including FDIC coverage	26,936	14,319
Telephone and data communications	10,486	11,475
Other	24,632	15,411
Total noninterest expenses	587,851	560,941

Net loss	$(164,374)	$(447,763)

Basic (loss) per share	$(.10)	$(.26)
Diluted (loss) per share	$(.10)	$(.26)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(164,370)	$(447,763)
Other comprehensive income
Unrealized(losses) gains on securities available-for-sale	13,900	5,569
Deferred income tax benefit (expense)	(4,726)	(1,893)
Comprehensive loss	$(155,196)	$(444,087)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid in Capital	Additional Paid in Capital Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, January 1, 2010	$17,001	$14,948,729	$479,321	$(3,102,722)	$803	$12,343,132
Share based payment awards under equity compensation plan	—	8,511	—	—	—	8,511
Comprehensive loss	—	—	—	(447,763)	3,676	(444,087)

Balances, March 31, 2010	$17,001	$14,957,240	$479,321	$(3,550,485)	$4,479	$11,907,556

Balances, January 1, 2011	$17,001	$14,998,127	$479,321	$(4,463,983)	$(5,922)	$11,024,544
Share based payment awards under equity compensation plan	—	13,629	—	—	—	13,629
Comprehensive loss	—	—	—	(164,374)	9,178	(155,196)

Balances , March 31, 2011	$17,001	$15,011,756	$479,321	$(4,628,357)	$3,256	$10,882,977

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating and pre-operating activities
Net loss	$(164,374)	$(447,763)
Adjustments to reconcile net loss to net cash used in operating and pre-operating activities
Share based compensation	13,629	8,511
Provision for loan losses	51,500	72,000
Net amortization on investment securities	3,957	2,405
Originations of loans held for sale	(285,000)	—
Proceeds from loan sales	381,439	419,889
Deferred income tax expense ( benefit )	(4,726)	(1,893)
Net realized gain on sale of loans	(6,468)	(2,889)
Depreciation	21,755	22,329
Net change in:
Interest receivable and other assets	(17,832)	(37,976)
Interest payable and other liabilities	4,294	23,740
Net cash used in operating and pre-operating activities	(1,827)	58,353

Cash flows from investing activities
Loan principal originations and collections, net	(3,497,105)	(7,145,829)
Activity in available for sale investment securities
Maturities and prepayments	179,597	573,110
Purchases of investment securities	(1,000,629)	(2,508,312)
Purchase of equipment	(18,751)	(3,875)
Net cash used in investing activities	(4,336,888)	(9,084,906)

Cash flows from financing activities
Acceptances of and withdrawals of deposits, net	6,191,355	3,367,594

Net increase (decrease) in cash and cash equivalents	1,852,641	(5,658,959)

Cash and cash equivalents, beginning of the period	4,442,985	13,392,886

Cash and cash equivalents, end of the period	$6,295,626	$7,733,927

Supplemental cash flows information:
Cash paid during the period for interest	$157,091	$55,935

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Note 1:	Organization, Business and Summary of Significant Accounting Principles

Nature of Organization and Basis of Presentation

Grand River Commerce, Inc. (“GRCI”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo bank in Michigan.  GRCI’s fiscal year ends on December 31.  Upon receiving final regulatory approvals to commence business in April 2009, GRCI capitalized Grand River Bank, a de novo bank in formation (the “Bank”) which also has a December 31 fiscal year end.  The Bank is a wholly-owned subsidiary of GRCI.

The Bank is a full-service commercial Bank headquartered in Grandville, Michigan serving the communities of Grandville, Grand Rapids and the surrounding area with a broad range of commercial and consumer banking services to small-and medium-sized businesses, professionals, and local residents who it believes will be particularly responsive to the style of service which the Bank provides.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, share-based compensation, and the valuation of deferred income tax assets.  In connection with the determination of the allowance for loan losses management obtains independent appraisals for significant real estate properties serving as collateral for certain loans.

Management believes that the allowance for losses on loans is adequate to absorb losses inherent in the portfolio.  As there is no historical loss information to determine losses on loans future additions to the allowance may be necessary based on changes in local economic conditions or changes in the performance of certain loans.

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

Summary of Significant Accounting Policies

Accounting policies used in preparation of the accompanying interim condensed consolidated financial statements are in conformity with accounting principles generally accepted in the United States.  The principles which materially affect the determination of the financial position and results of operations of the Company and its subsidiary bank are summarized below.

Cash and Cash Equivalents

For the purposes of the interim condensed consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, and federal funds sold, all of which mature within ninety days.  Generally, federal funds are sold for a one-day period.  The Company maintains deposit accounts in various financial institutions which generally do not exceed the FDIC insured limits.  Management does not believe the Company is exposed to any significant interest, credit, or other financial risk of these deposits.

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

Investment Securities

Debt investment securities that management has the positive intent and the Company has the ability to hold-to-maturity are classified as investment securities held-to-maturity and are recorded at amortized cost. Investment securities not classified as investment securities held-to-maturity, including equity investment securities with readily, determinable fair values, are classified as investment securities available-for-sale and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income (loss).  Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the investment securities. Realized gains and losses on the sale of investment securities are included in earnings on the trade date using the specific identification method.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”).  In determining whether an OTTI exists for debt investment securities, management must assert that: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Declines in the fair value of held-to-maturity and available-for-sale debt investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit risk.  The amount of the impairment related to other risk factors (interest rate and market) is recognized as a component of other comprehensive income (loss).

Federal Home Loan Bank Stock

Restricted stock consists of Federal Home Loan Bank (FHLB) stock, which represents an equity interest in this entity and is recorded at cost plus the value assigned to dividends.  This stock does not have a readily determinable fair value because ownership is restricted and lacks a market.

Mortgage Loans Held for Sale

Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance of which the provision is accounted for in the interim condensed consolidated statements of operations.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off and are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and unamortized premiums or discounts on purchased loans.  Interest is credited to income on a daily basis based upon the principal amount outstanding.  Management estimates that direct costs incurred in originating loans classified as held-to-maturity approximate the origination fees generated on these loans.  Therefore, net deferred loan origination fees on loans classified as held-to-maturity are not included on the accompanying interim condensed consolidated balance sheets.

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

Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of very recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio consists of loans issued primarily in the past twenty-four months, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision and allowance for loan losses, which would adversely affect our results of operations and financial condition.  Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been separated from the Bank, presumptively beyond the reach of the Bank and its creditors, even in bankruptcy or other receivership,, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.  The Bank has no substantive continuing involvement related to these loans.

In 2011, the Bank sold residential mortgage loans to an unrelated third party with proceeds of $381,439 which resulted in gains of $6,468.  In 2010, the Bank sold residential mortgage loans to an unrelated third party with proceeds of $419,889 which resulted in a gain of $2,889.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  As of March 31, 2011 and December 31, 2010, the Company had no foreclosed real estate properties.

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

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carry forwards.  Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.  As a result of the Company commencing operations in the second quarter of 2009, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period and the first years of operations has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.  Additionally, the Company has a deferred tax liability recognized in connection with the unrealized gain on available for sale investment securities which is reported in the “interest payable and other liabilities” section of the interim condensed consolidated balance sheets.

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

Advertising Costs

Advertising and marketing costs, amounting to $14,001 and $24,585 for the first three months of 2011 and 2010, respectively, are expensed as incurred.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investment securities, are reported as a separate component of the equity section in the condensed consolidated balance sheets.   Such items, along with net income (loss), are components of comprehensive income (loss).

Net Loss per Share

Basic and diluted losses per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.  Weighted-average common shares outstanding for the three month periods ended March 31, 2011 and 2010 totaled 1,700,120.  Common stock equivalents consisting of Common Stock Options and Common Stock Purchase Warrants as described in Notes 8 and 9 are anti-dilutive and are therefore excluded.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit.  Such financial instruments are considered to be guarantees; however, as the amount of the liability related to such guarantees on the commitment date is considered insignificant, the commitments are generally recorded only when they are funded.

Reclassifications

Certain amounts as reported in the 2010 condensed consolidated financial statements have been reclassified to conform with the 2011 presentation.

Recently Adopted Accounting Standards Updates

Accounting Standards Update (ASU) No. 2010-06: “Improving Disclosures about Fair Value Measurement”  In January 2010, ASU No. 2010-06 amended Accounting Standards Codification (ASC) Topic 820 “Fair Value Measurements and Disclosures” to add new disclosures for: (1) significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (2) presenting separately information about purchases, sales, issuances and settlements for Level 3 fair value instruments (as opposed to reporting activity as net).

ASU No. 2010-06 also clarified existing disclosures by requiring reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The new authoritative guidance was effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which was effective for interim and annual periods beginning after December 15, 2010.  The new guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

Pending Accounting Standards Updates

ASU No. 2011-01:  “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  In January 2011, ASU No. 2011-01 amended ASC Topic 310, “Receivables”  to temporarily delay the effective date of new disclosures related to troubled debt restructurings as required in ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which was effective for interim and annual periods ending after December 15, 2010.  The effective date of the new disclosures about troubled debt restructurings has been delayed to coordinate with the issuance of the anticipated guidance for determining what constitutes a troubled debt restructuring. The new guidance, and related disclosures, related to troubled debt restructurings will be effective for interim and annual periods beginning on or after June 15, 2011.

ASU No. 2011-02:  “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  In April 2011, ASU No. 2011-02 amended ASC Topic 310, “Receivables” to clarify authoritative guidance as to what loan modifications constitute concessions, and would therefore be considered a troubled debt restructuring.  ASU No. 2011-02 clarifies that:

•
If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the modified debt, the modification would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession.

•
A modification that results in a temporary or permanent increase in the contractual interest rate can’t be presumed to be at a rate that is at or above a market rate and therefore could still be considered a concession.

•	A creditor must consider whether a borrower’s default is “probable” on any of its debt in the foreseeable future when assessing financial difficulty.

•	A modification that results in an insignificant delay in payments is not a concession.

In addition, ASU No. 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on modification of payables (ASC Topic 470, “Debt”) when evaluating whether a modification constitutes a troubled debt restructuring.  The new authoritative guidance is effective for interim and annual periods beginning on or after June 15, 2011.  The adoption of this standard is not expected to have a significant on the Company’s condensed consolidated financial statements.

Note 2:	Investment Securities

The amortized cost and fair value of investment securities classified as available-for-sale, including gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value
U.S. government agencies	$1,999,851	$—	$(13,081)	$1,986,770
Mortgage-backed securities issued by U.S. government agencies	2,619,964	18,772	(758)	2,637,978
Total	$4,619,815	$18,772	$(13,839)	$4,624,748

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. government agencies	$1,499,836	$—	$(14,906)	$1,484,930
Mortgage-backed securities issued by U.S. government agencies	2,302,904	9,820	(3,885)	2,308,839
Total	$3,802,740	$9,820	$(18,791)	$3,793,769

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2011, by contractual maturity are shown below.  Investment securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately:

	Less than one year	One year to five years	Five years to ten years	Over ten years	Total
Available for Sale
U.S. Government agencies	$—	$1,999,851	$—	$—	$1,999,851
Mortgage-backed securities issued by U.S. government agencies and corporations	—	—	760,725	1,859,240	2,619,965
Total Amortized Cost	$—	$1,999,851	$760,725	$1,859,240	$4,619,816
Fair Value	$—	$1,986,770	$769,107	$1,868,871	$4,624,748

Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.  Because of their variable monthly payments, mortgage-backed securities are not reported in a specific maturity group.

There were no sales of investment securities during the quarter ended March 31, 2011 or 2010.

Securities pledged as of March 31, 2011 and December 31, 2010 had fair values of $992,000 and $989,000, respectively, and were pledged to secure available borrowings with the FHLB.

Investment securities with unrealized losses not recognized in income at March 31, 2011, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2011		December 31, 2010
	Less than Twelve Months		Less than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. government agencies	$(13,081)	$1,986,770	$(14,906)	$1,484,930
Mortgage-backed securities issued by US government agencies	(758)	620,284	(3,885)	678,368
Total	$(13,839)	$2,607,054	$(18,791)	$2,163,298

Management has asserted that it does not have the intent to sell investment securities in an unrealized loss position and that it is more likely than not the Company will not have to sell the investment securities before recovery of its cost basis; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011 or  December 31, 2010.

Note 3:	Loans and Allowance for Loan Losses

The components of the outstanding loan balances are as follows:

	March 31,	December 31,
	2011	2010
Commercial and industrial	$4,758,436	$4,722,588
Commercial real estate
Commercial	37,613,944	31,895,812
Construction and development	2,492,593	4,846,407
Total commercial real estate	40,106,537	36,742,219
Consumer
Consumer residential and other	1,930,569	854,443
Construction	191,796	1,170,983
Total Consumer	2,122,365	2,025,426
Gross Loans	46,987,338	43,490,233
Less allowance for loan losses	509,500	458,000
Total loans, net	$46,477,838	$43,032,233

Changes in the allowance for loan losses are as follows:

	Three Months Ended
	March 31,
	2011	2010

Balance, beginning of the period	$458,000	$134,000
Provision charged to operations	51,500	72,000
Loans charged-off	—	—
Recoveries	—	—
Balance, end of the period	$509,500	$206,000

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as used:

Allowance for Credit Losses for the Quarter Ended March 31, 2011
	Commercial	Commercial
	and	Real
Allowance for credit losses:	industrial	Estate	Consumer	Unallocated	Total
Beginning balance	$50,704	$395,903	$11,145	$248	$458,000
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	2,727	49,555	(534)	(248)	51,500
Ending Balance	$53,431	$445,458	$10,611	$-	$509,500
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$53,431	$445,458	$10,611	$-	$509,500
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-

Allowance for Credit Losses for the Quarter Ended December 31, 2010
	Commercial	Commercial
	and	Real
Allowance for credit losses:	industrial	Estate	Consumer	Unallocated	Total
Beginning balance	$18,447	$108,322	$7,231	$-	$134,000
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	32,257	287,581	3,914	248	324,000
Ending Balance	$50,704	$395,903	$11,145	$248	$458,000
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$50,704	$395,903	$11,145	$248	$458,000
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-

Financing Receivables for the Quarter Ended March 31, 2011
	Commercial	Commercial
	and	real
Allowance for credit losses:	industrial	estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	4,758,436	40,106,537	2,122,365	-	46,987,338
Total ending balance	$4,758,436	$40,106,537	$2,122,365	$-	$46,987,338

Financing Receivables for the Quarter Ended December 31, 2010
	Commercial	Commercial
	and	real
Allowance for credit losses:	industrial	estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	4,722,588	36,742,219	2,025,426	-	43,490,233
Total ending balance	$4,722,588	$36,742,219	$2,025,426	$-	$43,490,233

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

Watch-5. Borrowers may exhibit declining earnings, strained cash flow, increasing leverage, and weakening market position.  They generally have limited additional debt capacity, modest coverage, and/or weakness in asset quality.  Loans may be currently performing as agreed but could be adversely affected by factors such as deteriorating economic conditions, operating problems, pending litigation, or declining value of collateral.  Management may be of good character, but weak.  These borrowers may have some limited ability to obtain similar financing with comparable or somewhat worse terms at other lending institutions.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Bank’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2011, approximately 24.2% of the outstanding principal balances of the Bank’s commercial real estate loans were secured by owner-occupied properties, 41.4% by non-owner occupied properties, 15.6% by multi-family, 9.7% by 1-4 family residential properties and 9.1% by other types.

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

The credit risk profile of the loan portfolio is presented in the following tables.

Credit Quality Indicators as of March 31, 2011:
				Commercial
		Commercial		real estate
		and	Commercial	construction and
	Risk Rating Definitions	industrial	real estate	land development
1—2	High quality	$269,655	$4,394,665	$—
3	Average quality	1,221,456	12,544,811	197,890
4	Acceptable Risk	2,764,769	20,185,349	2,180,620
5	Watch	502,556	489,119	114,083
6	Special Mention	—	—	—
7	Substandard	—	—	—
8	Doubtful	—	—	—
9	Loss	—	—	—
Total		$4,758,436	$37,613,944	$2,492,593

Credit Quality Indicators as of December 31, 2010:
				Commercial
		Commercial		real estate
		and	Commercial	construction and
	Risk Rating Definitions	industrial	real estate	land development
1—2	High quality	$128,438	$4,459,047	$—
3	Average quality	1,151,291	11,095,807	199,391
4	Acceptable Risk	3,442,859	16,340,958	4,647,016
5	Watch	—	—	—
6	Special Mention	—	—	—
7	Substandard	—	—	—
8	Doubtful	—	—	—
9	Loss	—	—	—
Total		$4,722,588	$31,895,812	$4,846,407

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade as of March 31, 2011
	Consumer
	residential	Consumer
Grade	and other	construction	Total

Pass	$1,927,167	$191,796	$2,118,963
Special mention	-	-	-
Substandard	-	-	-
Total	$1,927,167	$191,796	$2,118,963

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade as of December 31, 2010
	Consumer
	residential	Consumer
Grade	and other	construction	Total

Pass	$840,745	$1,170,983	$2,011,728
Special mention	-	-	-
Substandard	-	-	-
Total	$840,745	$1,170,983	$2,011,728

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. A loan is considered performing if loan payments are timely. The following table presents the recorded investment in consumer loans based on payment activity as of:

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity as of March 31, 2011
Consumer
Other
Performing	$3,402
Nonperforming	—
Total	$3,402

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity as of December 31, 2010
Consumer
Other
Performing	$13,698
Nonperforming	—
Total	$13,698

There were no impaired loans, non-accrual loans or loans 90 days past due and still accruing interest as of March 31, 2011 or December 31, 2010 or during the periods then ended.  In addition, no loans have been or were transferred to foreclosed real estate in 2011 or 2010.

Note 4:	Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

	March 31,	December 31,
	2011	2010
Leasehold improvements	$45,265	$44,540
Furniture, fixtures and equipment	321,468	303,442
Accumulated depreciation	(166,764)	(145,009)
Premises and equipment, net	$199,969	$202,973

Depreciation expense was $21,755 and $22,329 for the three month periods ended March 31, 2011 and 2010, respectively.

Note 5:	Deposits

The components of the outstanding deposit balances are as follows:

	March 31, 2011	December 31, 2010
Noninterest bearing
Demand	$4,713,657	$4,533,944
Interest bearing
Checking	5,662,093	4,162,066
Savings	13,815,534	9,779,584
Time, under $100,000	14,506,074	14,395,530
Time, over $100,000	8,135,917	7,770,796
Total deposits	$46,833,275	$40,641,920

Note 6:	Financial Instruments Recorded at Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale investment securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis.  As of March 31, 2011, and December 31, 2010 the Company had no assets or liabilities recorded at fair value on a nonrecurring basis.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.  There were no changes in the methods used in estimating fair value decisions as of March 31, 2011 or December 31, 2010.

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

FHLB stock:  The redeemable carrying amount of these investment securities with limited marketability approximates their fair value.

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

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methologies or assumptions could result in a different fair value measurement.

Assets Recorded at Fair Value on a Recurring Basis

All of the Bank’s investment securities available for sale are classified within Level 2 of the valuation hierarchy as quoted prices for similar assets are available in an active market.

The following table presents the financial instruments measured at fair value on a recurring basis (000s omitted), and by valuation hierarchy (as described above).

As of March 31, 2011	Level 1	Level 2	Level 3	Total
Investment securities available for sale
U.S. government agencies	$—	$1,987	$—	$1,987
Mortgage-backed securities issued by U.S. government agencies	—	2,638	—	$2,638
Total	$—	$4,625	$—	$4,625

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Investment securities available for sale
U.S. government agencies	$—	$1,485	$—	$1,485
Mortgage-backed securities issued by U.S. government agencies	—	2,309	—	$2,309
Total	$—	$3,794	$—	$3,794

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s interim condensed consolidated balance sheets are as follows (000’s omitted):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$6,296	$6,296	$4,443	$4,443
Mortgage loans held for sale	—	—	90	90
Net loans	46,478	46,650	43,032	43,295
Federal Home Loan Bank Stock	33	33	33	33
Accrued interest receivable	155	155	143	143

Financial liabilities
Noninterest bearing deposits	4,714	4,714	4,534	4,534
Interest bearing deposits	42,120	42,291	36,108	36,108
Accrued interest payable	28	28	23	23

Note 7:	Operating Lease

In November 2007, the Company began leasing the building used as its principle office and is obligated under an operating lease agreement for 36 months through December 2013 at $4,100 per month. The lease provides that the Company pays insurance and certain other operating expenses applicable to the leased premise.  The lease also stipulates that the Company may use and occupy the premises only for the purpose of maintaining and operating a bank.

Note 8:	Common Stock Options

On June 23, 2009, the Board of Directors of GRCI approved the adoption of the Grand River Commerce, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) which provides for the reservation of 200,000 authorized shares of GRCI’s common stock, $0.01 par value per share, for issuance upon the exercise of certain common stock options, that may be issued pursuant to the terms of the 2009 Plan.  The 2009 Plan was approved and adopted by our shareholders at our April 22, 2010 Annual Meeting.

A summary of the terms and conditions of the 2009 Plan was included in GRCI’s prospectus, dated May 9, 2008, under the section entitled “Management - Stock Incentive Plan.”  The prospectus was included in GRCI’s registration statement on Form S-1 (Registration No. 333-147456), as amended, as filed with the Securities and Exchange Commission.  Assuming the issuance of all of the common shares reserved for stock options and the exercise of all of those options, the shares acquired by the option holders pursuant to their stock options would represent approximately 5.3% of the outstanding shares of the Company after exercise.

During the second quarter of 2009, GRCI awarded and issued options for the purchase of 100,000 shares of Company common stock.  The total stock options outstanding at March 31, 2011 and December 31, 2010 were 95,000, due to the cancellation of 5,000 stock options as of December 24, 2010.  No options have been exercised. Management options have a 5 year vesting period and Director options have a 3 year vesting period.  All such options expire in 10 years and have a $10 per share strike price.  No new options have been awarded under this 2009 Plan or any other plan.

The Company estimates the fair value of stock options using the calculated value on the grant date.  The Company currently measures compensation cost of employee and director stock options based on the calculated value instead of fair value because it is not practical to estimate the volatility of the share price.  The Company does not maintain an internal market for its shares, and shares have been infrequently traded publically.  The Company’s stock is traded over the counter under the symbol GNRV. GRCI’s initial stock offering was completed on April 30, 2009.  The calculated value method requires that the volatility assumption used in an option-pricing model be based on the historical volatility of an appropriate industry sector index.

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

Calculated volatility	12.00%
Weighted average dividends	0.00%
Expected term (in years)	7 years
Risk-free interest rate	2.70%

A summary of option activity under the 2009 Plan for the three month period ended March 31, 2011 and 2010 is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at January1	95,000	$10.00	100,000	$10.00
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or cancelled	—	—	—	—
Outstanding at March 31	95,000	$10.00	100,000	$10.00

There are 23,002 common stock options able to be exercised at March 31, 2011.  The weighted-average grant-date calculated value approximated $243,000 at March 31, 2011 for options granted during the first quarter of 2011.  As of March 31, 2011, there was approximately $116,500 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2009 Plan.  That cost is expected to be recognized over a weighted-average period of 3.9 years.

A summary of the status of our non-vested shares as of March 31, 2011 and 2010, and changes during the three month period ended March 31.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Fair Value	Shares	Fair Value

Nonvested at January1	71,998	$2.21	100,000	$2.21
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	—	—	—	—
Nonveseted at March 31	71,998	$2.21	100,000	$2.21

Note 9:	Common Stock Purchase Warrants

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

No warrants were exercised in the three months ended March 31, 2011 or the years ended December 31, 2010 and 2009.

Note 10:	Minimum Regulatory Capital Requirements and Restrictions on Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  The Company is restricted from paying dividends until such time as the Bank achieves profitability on a continuing basis and the Bank has sufficient capital to do so.  The Bank is required to maintain a minimum ratio of Tier 1 capital to average assets of 8% for the first seven years of operation.  The Bank was considered well capitalized as of March 31, 2011.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total capital (to risk-weighted assets)	$10,818	25.06%	$3,453	8.00%	$4,316	10.00%
Tier 1 capital (to risk-weighted assets)	10,308	23.88	1,727	4.00	2,590	6.00
Tier 1 capital (to average assets)	10,308	18.53	2,225	4.00	2,781	5.00

December 31, 2010
Total capital (to risk-weighted assets)	$10,889	26.00%	$3,350	8.00%	$4,187	10.00%
Tier 1 capital (to risk-weighted assets)	10,431	24.91	1,675	4.00	2,513	6.00
Tier 1 capital (to average assets)	10,431	21.69	1,924	4.00	2,405	5.00

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

To meet the financial needs of its customers, the Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments are comprised of unused lines of credit, overdraft lines and loan commitments.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the interim condensed consolidated balance sheets.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows:

	March 31, 2011	December 31, 2010
Unfunded commitments under lines of credit and overdraft lines	$3,232,000	$5,146,105
Commitments to grant loans	6,246,301	3,448,000
Total	$9,478,301	$8,594,105

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

The components of the Company’s net deferred tax assets, included in other assets, are as follows:

	March 31, 2011	December 31, 2010
Deferred Tax Asset:
Net deferred tax assets	$1,556,000	$1,499,972
Less: Valuation Allowance	(1,556,000)	(1,499,972)
Total net deferred tax asset	$—	$—

There are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements.  The Company does not expect the total amount of unrecognized tax liabilities to increase significantly over the next twelve months.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company does not have any amounts accrued for interest and penalties at March 31, 2011 or December 31, 2010 and is not aware of claims for any such amounts by the federal income tax authorities.

Additionally, the Company has a deferred tax liability recognized related to the unrealized gain on available for sale investment securities and is reported in the “interest payable and other liabilities” section on the interim condensed consolidated balance sheets.

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

The Bank opened for business on April 30, 2009 and is a full-service commercial bank headquartered in Grandville, Michigan.  The Bank serves Grandville, Grand Rapids, and their neighboring communities with a broad range of commercial and consumer banking services to small and medium-sized businesses, professionals and individuals who it believes will be particularly responsive to the style of service which the Bank provides.  It is assumed that local ownership and control will allow the Bank to serve customers more efficiently and effectively and will aid in the Bank’s growth and success.  The Bank endeavors to compete on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the needs of the client.  The Bank recently received approval of its revised business plan from the FDIC and OFIR adjusting original financial forecasts to more accurately reflect current expectations and changed economic conditions from the time the original forecast was prepared prior to the opening of the Bank.  Our results of operations depend almost exclusively on the results of operations of the Bank.  The results of operations of the Bank depend primarily on its net interest income, which is directly impacted by the market interest rate environment.  Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, primarily loans and investment securities, and the interest it pays on its interest-bearing liabilities, primarily money market, savings and certificates of deposit accounts.  Net interest income is affected by the shape of the market yield curve, the timing of the placement and re-pricing of interest-earning assets and interest-bearing liabilities on the Bank’s balance sheet, and the prepayment rate on its mortgage-related assets.  Our results of operations are also significantly affected by general economic conditions.  The financial services industry continues to face volatile and adverse economic conditions.  The significant contributors to the disruptions include subprime mortgage lending, illiquidity in the capital and credit markets and the decline of real estate values.  While the government indicates it will continue to support the financial services industry, it is difficult to determine how the various government programs will impact the banking industry.

As previously stated, the Bank began active banking operations on April 30, 2009.  As of March 31, 2011, the Company’s total assets were $57.9 million, compared to $51.8 million as of December 31, 2010.  As of March 31, 2011 total assets were primarily comprised of cash and cash equivalents of $6.3 million, investment securities of $4.7 million, including restricted equity investment securities and net loans of $46.5 million.  In addition, the Bank ended the March 31, 2011 quarter with $46.8 million in deposits and $10.9 million in shareholders’ equity, compared to $40.6 million in deposits and $11.0 million in shareholders’ equity as of December 31, 2010.

At March 31, 2011, the Bank’s allowance for loan losses was $509,500, or approximately 1.08% of its loans outstanding.  As the Bank’s loan portfolio continues to grow, we expect to increase our loan loss provision and allowance for loan losses in a prudent and conservative manner, especially in light of the current economic environment.  Because we cannot predict with precision the future trajectory of the economy in 2011 and beyond and because significant uncertainty remains with respect to unemployment levels and recessionary economic conditions, we will continue to monitor our loan portfolio carefully and to administer our practice of conservative loan underwriting.  We believe that our strong initial capital position will help us navigate through this difficult and unprecedented environment.

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

At March 31, 2011, the Company considers the allowance for loan losses of $509,500 adequate to provide for potential losses inherent in the loan portfolio.  Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, changing collateral values and the overall quality of the loan portfolio.

Income Taxes:  We use assumptions and estimates in determining income taxes payable or refundable for the current period, deferred income tax liabilities and assets for events recognized differently in its interim condensed consolidated financial statements and income tax returns, and income tax expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.  A valuation allowance for deferred income tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future income (in the near-term based on current projections), and tax planning strategies.

No assurance can be given that either the tax returns submitted by us or the income tax reported on the interim condensed consolidated financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest or penalties at either March 31, 2011 or December 31, 2010.

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

Financial Condition at March 31, 2011

Total Assets

Total assets increased to $57.9 million at March 31, 2011 from $51.8 million at December 31, 2010.  The increase was primarily the result of a $6.2 million increase in total deposits, which funded a $3.4 million increase in net loans (excluding mortgage loans held for sale), a $0.8 million increase in investment securities, and a $1.9 million increase in cash and cash equivalents.

Loans

Net loans were $46.5 million at March 31, 2011 compared to $43.0 million as of December 31, 2010.  Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio.  At March 31, 2011, our loan portfolio consisted of $2.5 million of construction and land development loans, $37.6 million in commercial real estate loans, $4.8 million in commercial and industrial loans and $2.1 million in mortgage and consumer loans compared to December 31, 2010, when our loan portfolio consisted of $4.8 million of construction and land development loans, $31.9 million in commercial real estate loans, $4.7 million in commercial and industrial loans, and $2.0 million in mortgage and consumer loans.  Management expects loans to continue to grow as capital is deployed and excess cash is invested in higher yielding assets per the business plan.

As of March 31, 2011, the Company has unfunded loan commitments totaling approximately $9.5 million compared to $8.6 million as of December 31, 2010.  While the Company has no guarantee these commitments will actually be funded, management has no reason to believe a significant portion of these commitments will not become assets of the Company.

The allowance for loan losses was $509,500 and $458,000 as of March 31, 2011 and December 31, 2010, respectively.  As of March 31, 2011 and December 31, 2010, the Company had no non-accrual or non-performing loans or loans considered to be impaired.  The allowance for loan losses as a percent of total loans was approximately 1.08% and 1.05% at March 31, 2011 and December 31, 2010, respectively.

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

Investment securities

Investment securities classified as available for sale consist of U.S. government agencies, which totaled $4.6 million at March 31, 2011, compared to $3.8 million as of December 31, 2010.  The balance as of March 31, 2011 consisted of $2.0 million in U.S. government agencies and $2.6 million in mortgage backed securities issued by the U.S. government agencies.  Other investment securities consist of $33,400 in restricted equity investment securities as of March 31, 2011 and December 31, 2010.  The restricted equity investment securities are comprised entirely of stock in the Federal Home Loan Bank of Indianapolis.  The carrying value of investment securities and restricted stock increased by approximately $0.8 million from December 31, 2010 to March 31, 2011 due to planned growth in the investment portfolio.  The Company expects the investment portfolio to continue to grow as a part of the overall balance sheet growth.  The mix of investment securities purchased is not expected to change significantly.

Deposits

The Company had $46.8 million in deposits as of March 31, 2011, which consisted of $4.7 million in noninterest bearing demand deposit accounts, $22.6 million in time deposits, and $19.5 million of other interest bearing accounts.  Deposits increased $6.2 million from December 31, 2010 when deposits were $40.6 million consisting of $4,534,000 in noninterest bearing demand deposit accounts, $22,166,000 in time deposits, and $13,942,000 of other interest bearing accounts.  Deposit growth came primarily from loan customers and local deposit customers.  No deposits were obtained through deposit brokers.  The Bank anticipates that deposits will continue to increase as the Bank implements the business plan.

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

The liquidity of a Bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and re-pricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds.  Our primary sources of funds are cash and cash equivalents, deposits, principal and interest payments on loans and investment maturities.  While scheduled amortization of loans is a predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition.  The Company currently has no other sources of liquidity.  The Bank is a member of the Federal Home Loan Bank of Indianapolis which provides the Bank with a secured line of credit.  Collateral will primarily consist of specific pledged loans and investment securities.  Management is currently evaluating loans to be pledged in support of borrowings and has pledged investment securities issued by U.S. government agencies.  The amount available to advance on the line is determined by the value of pledged collateral as determined by the Federal Home Loan Bank of Indianapolis.  The Bank has also received approval to borrow from the Federal Reserve Discount Window on a collateralized basis.  Collateral will consist of specific pledged loans.  A correspondent bank has approved a $2.0 million Federal funds line of credit on a secured basis.  Investment securities have been pledged and the line is available for use.  Lastly, the Bank has subscribed to a deposit listing service which allows the Bank to post its rates to other financial institutions.  This facility has been utilized on a limited basis.   Present sources of liquidity are considered sufficient to meet current commitments.  At March 31, 2011, the Company had no borrowed funds outstanding.

Shareholders’ Equity

Total shareholders’ equity decreased from $11.0 million at December 31, 2010 to $10.9 million at March 31, 2011, primarily as a result of net operating losses during the first three months of 2011.

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

Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on investment securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  For the first years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%.  The Bank exceeded its minimum regulatory capital ratios as of March 31, 2011, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at March 31, 2011.

Bank
Total risk-based capital	25.06%
Tier 1 risk-based capital	23.88%
Leverage capital	18.53%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base.  As of March 31, 2011, there were no significant firm commitments outstanding for capital expenditures.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Net Loss

The Company incurred a net loss of approximately $164,000 and $448,000 for the three months ended March 31, 2011 and 2010, respectively.   Basic and diluted loss per share was $0.10 and $0.26 for the three months ended March 31, 2011 and 2010, respectively.  The decrease in our loss for the three months ended March 31, 2011 over the comparative period ended March 30, 2010 is a result of the growth in net interest income associated with the growth in earnings assets over the prior year as the Bank was nearing its first full year of operations.

Net Interest Income

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2011 and 2010, respectively.  Table 1 outlines average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 outlines the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was 3.10% for the first three months of 2011 and 2.34% for three months ended March 31, 2010.  The Company anticipates that the spread and the margin will continue to expand as the Bank originates higher volumes of loans and takes advantage of the favorable yield curve.

Table 1 - Average Balances and Interest Rates

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold and interest bearing balances due from banks	$5,639,971	$3,206	0.23%	$11,279,658	$5,971	0.21%
Investment securities(4)	4,458,828	25,711	2.50	3,034,613	17,812	2.38
Loans(1)(3)	45,475,777	596,632	5.25	16,395,412	217,066	5.30
Total earning assets	55,574,576	625,549	4.50%	30,709,683	240,849	3.18%
Nonearning assets	118,461			433,765
Total assets	$55,693,037			$31,143,448

Interest-bearing liabilities:
Interest-bearing demands	$4,896,851	$11,657	0.95%	$3,606,588	$6,767	0.76%
Savings	11,648,646	39,525	1.36	2,063,097	4,388	0.86
Time deposits	22,854,072	111,995	1.96	9,448,312	49,770	2.14
Total interest-bearing liabilities	39,399,569	163,177	1.66%	15,117,997	60,925	1.61%
Noninterest- bearing liabilities	5,305,353			3,856,394
Shareholders' equity	10,988,115			12,169,057
Total liabilities and shareholders' equity	$55,693,037			$31,143,448
Net interest spread			2.84%			1.57%
Net interest income/ margin(4)		$462,372	3.10%		$179,924	2.34%

(1) There were no loans in nonaccrual status in 2011 or 2010.
(2) Loan fees are included in interest income.
(3) The Company has sustained a taxable loss, so the Company has not been able to realize any tax benefit from tax-exempt investment securities

Table 2 - Changes in Net Interest Income

	Three months ended March 31,
	2011 over 2010
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Federal funds sold and interest- bearing deposits with banks	$(2,765)	$(3,244)	$479
Investment securities	7,899	8,133	(234)
Loans	379,566	381,510	(1,944)

Net change in interest income	384,700	386,399	(1,699)

Increase (decrease) in interest expense
Interest-bearing demand	4,890	2,792	2,098
Savings	35,137	31,146	3,991
Time deposits	62,225	65,440	(3,215)
Borrowings	—	—	—

Net change in interest expense	102,252	99,378	2,874

Net change in net interest income	$282,448	$287,021	$(4,573)

The volume variance is computed as the change in volume (average balance) multiplied by the previous year's interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year's volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

As shown in Tables 1 and 2, net interest income increased $282,000 in the first three months of 2011 compared to the same period in 2010.  Interest income was approximately $626,000 for the three months ended March 31, 2011, compared to $241,000 for the comparative period in 2010.  Net interest income was approximately $462,000 for the three months ended March 31, 2011, compared to $180,000 for the comparative period in 2010.

Average loans were $29.1 million higher in the first quarter of 2011 than in the same quarter of 2010. The increase in the average loans balance combined with a 5 basis point decline in the average rate earned caused interest income from loans to increase $380,000 in the first quarter of 2011 compared to the same period in the prior year. The average balance of total investment securities grew $1.4 million in the first three months of 2011 compared to the same period in 2010.  The growth in investment securities combined with a 12 basis point increase in the average rate earned caused interest income to increase $7,900 in the first quarter of 2011 compared to the same quarter in 2010. The average balance decrease of $5.6 million combined with a 2 basis point increase in the average rate earned caused interest income from other interest-earning assets to decrease $3,200 in the first quarter of 2011 compared to the same period in 2010.   The Bank expects continued growth in higher yielding assets such as loans.

The average balance of interest-bearing deposits increased $24.3 million in the first three months of 2011 compared to the same period in 2010. The effect of the higher average balance combined with a 5 basis point increase in the average rate paid, caused interest expense to increase $102,000 in the first quarter of 2011 compared to the same quarter in 2010. The average balance of savings deposits increased $9.5 million in the first quarter of 2011 compared to the same quarter in the prior year. The impact of the savings deposit growth combined with a 50 basis point increase in the average rate paid caused interest expense to increase $35,000 in the first three months of 2011 compared to the same period in 2010. The average balance of time deposits increased $13.4 million in the first quarter of 2011 compared to the same period in 2010. The increase in time deposits, partially offset by an 18 basis point reduction in the average rate paid on time deposits, resulted in an increase to interest expense of $62,000 in the first quarter of 2011 compared to the same period in 2010.  An increase in the average balance of other interest-bearing liabilities in the first quarter of 2011 combined with a 19 basis point increase in the average rate paid caused a $5,000 increase in interest expense.

The Bank’s net interest income spread was 2.84% in the first quarter of 2011, compared to 1.57% for the first quarter of 2010. The growth in the interest spread was due to a 132 basis point increase in the average rate earned on interest-earning assets which was partially offset by a 5 basis point increase in the rate paid on interest-bearing liabilities in the first quarter of 2011 compared to the same quarter of 2010.  The increase in the rate earned on interest-earning assets was due primarily to the growth in higher yielding assets such as loans and investment securities combined with a decline in lower yielding assets such as cash and cash equivalents as the Bank continues to grow.  The lack of change in general market interest rates over the last twelve months also impacted the rates paid on interest-bearing liabilities as the rates paid on new liabilities did not increase significantly.

Provision for loan losses

The provision for loan losses for the three month periods ended March 31, 2011 and 2010 was $51,500 and $72,000, respectively.  The decreased provision for the three months ended March 31, 2011 was due primarily to less growth in the loan portfolio over the same period in the prior year.  Loan growth was $3.4 million in the first quarter of 2011 compared to $7.2 million in growth for the same period in 2010.  The allowance for loan losses was approximately 1.08% as of March 31, 2011 compared to approximately 1.00% as of March 31, 2010.  There were no charge-offs or recoveries during either period.  Management will continue to monitor the portfolio for potential inherent losses that may be existent and will increase the allowance for loan losses accordingly.

Noninterest income

Total noninterest income for the three month periods ended March 31, 2011 and 2010 were $12,600 and $5,300, respectively.  The income earned in the three month period ended March 31, 2011 was service charges on deposit accounts of $1,800, gain on sales of loans held for sale of $6,400 and $4,400 of other miscellaneous income.   The increase for March 31, 2011 compared to March 31, 2010 was the result of increased deposit growth over the same period one year ago and the increase in mortgage loan sale activity. As volumes of loans and deposits increase, the Company expects our noninterest income to increase as well.

Noninterest expenses

Total noninterest expenses for the three months ended March 31, 2011 and 2010 were $588,000 and $561,000, respectively.  The largest component of noninterest expenses for the three months ended March 31, 2011 is salaries and benefits, which accounts for approximately 58% of total noninterest expenses.  The Company had fifteen full time equivalent employees at March 31, 2011 compared to thirteen full time employees at March 31, 2010.  The other primary components of noninterest expenses for the three months ended March 31, 2011 consisted of $42,000 in occupancy and equipment, $35,000 in data processing and IT related services, $50,000 in audit and other professional fees and $14,000 in advertising and marketing expense.  The largest component of noninterest expenses for the months ended March 31, 2010 is salaries and benefits, which accounts for approximately 57% of total noninterest expenses.  Other primary components of noninterest expenses for the three months ended March 31, 2010 were occupancy and equipment of $41,000, audit and professional fees of $60,000, legal fees of $29,000, and advertising and marketing expenses of $25,000.  Management does not expect any significant unplanned increases in noninterest expense.

Income tax expense

No Federal income tax expense or benefit was recognized during the three months ended March 31, 2011 due to the tax loss carry-forward position of the Company.  An income tax benefit may be recorded in future periods, when the Company begins to become profitable and management believes that profitability will continue for the foreseeable future.  An income tax receivable of $3,692 included in other assets in the March 31, 2011 interim condensed consolidated balance sheet represents the Company’s remaining overpayment of projected Michigan Business Tax for 2010.

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

The Bank has become a member of the Federal Home Loan Bank of Indianapolis, which will provide the Bank with a secured line of credit.  Collateral will primarily consist of specific pledged loans and investment securities.  Management is currently evaluating loans to be pledged in support of borrowings.  The Bank has also received approval to borrow from the Federal Reserve Discount Window on a collateralized basis.  Collateral will consist of specific pledged loans at such time as the loan portfolio is large enough to support such borrowing.  A correspondent bank has approved a $2,000,000 Federal funds line of credit on a secured basis.  Investment securities have recently been pledged and the line is available for use.  Lastly, the Bank has subscribed to a deposit listing service which allows the Bank to post its rates to other financial institutions.  This facility has been utilized on a limited basis during the quarter ended March 31, 2011.  Present sources of liquidity are considered sufficient to meet current commitments.  At March 31, 2011, the Company had no borrowed funds outstanding.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination of loans.  At March 31, 2011, outstanding unused lines of credit including ACH lines and overdraft lines totaled $6.2 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.  As of March 31, 2011, the Bank had $3.2 million of outstanding unfunded loan commitments.  A majority of these commitments represent commercial loans with available lines of credit.

Certificates of deposit scheduled to mature in one year or less approximates $9.3 million at March 31, 2011.  Management estimates that a significant portion of such deposits will remain with the Bank.

Capital Expenditures

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment preparing our property to be utilized in the ordinary course of our banking business.  The Company incurred capitalized expenditures of $18,751 for the three month period ended March 31, 2011.

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

Our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the SEC in the Company’s 2010 Annual Report on Form 10-K as filed with the SEC on March 28, 2011.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Number	Description
3.1	Articles of Incorporation**
3.2	Bylaws**
3.3	Amended and Restated Bylaws***
4.1	Specimen common stock certificate**
4.2	Form of Grand River Commerce, Inc. Organizers’ Warrant Agreement**
4.3	See Exhibits 3.1 and 3.2 for provisions of the articles of in Company and bylaws defining rights of holders of the common stock
10.1	Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.2	Form of Incentive Stock Option Award Agreement pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.3	Form of Stock Option Award Agreement for non-qualified stock options pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.4	Form of Warrant Agreement****
10.5	Employment Agreement by and between Grand River Bank and Robert P. Bilotti+
10.6	Employment Agreement by and between Grand River Bank and Elizabeth C. Bracken+
10.7	Consulting Agreement by and between Grand River Commerce, Inc. and David H. Blossey+**
10.8	Consulting Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+**
10.9	Consulting Agreement by and between Grand River Commerce, Inc. and Elizabeth C. Bracken+**
10.12	Employment Agreement by and between Grand River Bank and Mark Martis+
10.13	Consulting Agreement by and between Grand River Commerce, Inc. and Mark Martis+**
10.14	Lease Agreement by and between Grand River Bank and Southtown Center LLC, dated December 10, 2010.
10.15	Acknowledgement and Release dated January 31, 2011.+****
10.16	Amendment Number One to the Terms and Conditions to the Incentive Stock Award Agreementdated January 31, 2011.****
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a compensatory plan or contract

*	Previously filed as an exhibit to our Current Report on Form 8-K filed March 10, 2009

**	Previously filed as an exhibit to the registration statement filed November 16, 2007

***	Previously filed as an exhibit to our Current Report on Form 8-K filed May 30, 2008

****	Previously filed as an exhibit to our Current Report on Form 8-K filed February 4, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2011	GRAND RIVER COMMERCE, INC.

	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

	By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer