Form 10-Q
period 2011-06-30
GRAND RIVER COMMERCE INC
filed 2011-08-11
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

☐ Yes ☑ No

The number of shares outstanding of the issuer’s Common Stock, as of the latest practicable date was 1,700,120 shares as of August 8, 2011.

GRAND RIVER COMMERCE, INC.

FORM 10-Q

i

PART I—FINANCIAL INFORMATION

ITEM 1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents
Cash	$10,280,064	$3,891,549
Federal funds sold	93,397	551,436
Total cash and cash equivalents	10,373,461	4,442,985

Investment securities, available-for-sale	6,053,704	3,793,769
Federal Home Loan Bank Stock, at cost	80,500	33,400
Mortgage loans held for sale	—	89,971
Loans
Total loans	48,505,784	43,490,233
Less: allowance for loan losses	537,900	458,000
Net loans	47,967,884	43,032,233
Premises and equipment	193,695	202,973
Interest receivable and other assets	245,850	212,412
TOTAL ASSETS	$64,915,094	$51,807,743

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest bearing	$6,372,967	$4,533,944
Interest bearing	47,060,444	36,107,976
Total deposits	53,433,411	40,641,920

Interest payable and other liabilities	705,165	141,279
Total liabilities	54,138,576	40,783,199

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized — 1,700,120 shares issued and outstanding at June 30, 2011 and at December 31, 2010	17,001	17,001
Additional paid-in capital	15,023,513	14,998,127
Additional paid-in capital warrants	479,321	479,321
Accumulated deficit	(4,784,767)	(4,463,983)
Accumulated other comprehensive income (loss)	41,450	(5,922)
Total shareholders’ equity	10,776,518	11,024,544

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,915,094	$51,807,743

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$638,992	$339,262	$1,235,624	$556,328
Investment securities	27,356	26,314	53,067	44,126
Federal funds sold and other income	4,622	4,073	7,828	10,044
Total interest income	670,970	369,649	1,296,519	610,498

Interest expense
Deposits	176,918	99,400	340,095	160,325
Total interest expense	176,918	99,400	340,095	160,325

Net interest income	494,052	270,249	956,424	450,173

Provision for loan losses	28,400	102,000	79,900	174,000
Net interest income after provision for loan losses	465,652	168,249	876,524	276,173

Noninterest income
Service charges and other fees	2,554	881	4,310	1,587
Gain on sale of loans	-	10,254	6,468	11,606
Other	3,635	275	8,020	3,471
Total noninterest income	6,189	11,410	18,798	16,664

Noninterest expenses
Salaries and benefits	370,602	329,242	712,882	649,140
Occupancy and equipment	43,639	40,125	85,270	81,070
Share based payment awards (Note 8)	11,757	13,629	25,386	22,141
Travel and training	11,982	12,753	21,450	23,615
Data processing and computer support	38,689	28,426	73,229	54,385
Marketing	13,410	33,326	27,411	57,911
Audit and other professional fees	50,139	54,232	100,373	114,700
Legal fees	19,086	28,098	39,104	56,606
Insurance, including FDIC coverage	20,336	17,700	47,272	32,019
Telephone and data communications	12,496	9,680	22,982	21,155
Other	36,115	28,748	60,747	44,159
Total noninterest expenses	628,251	595,959	1,216,106	1,156,901

Net loss	$(156,410)	$(416,300)	$(320,784)	$(864,064)

Basic and diluted (loss) per share	$(.09)	$(.24)	$(.19)	$(.51)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(156,410)	$(416,300)	$(320,784)	$(864,064)
Other comprehensive income
Unrealized gains on securities available-for-sale	57,873	54,411	71,771	59,980
Deferred income taxes	(19,679)	(18,500)	(24,399)	(20,393)
Comprehensive loss	$(118,216)	$(380,389)	$(273,412)	$(824,477)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
	Common Stock	Additional Paid in Capital	Additional Paid in Capital Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, January 1, 2010	$17,001	$14,948,729	$479,321	$(3,102,722)	$803	$12,343,132
Share based payment awards under equity compensation plan	—	22,141	—	—	—	22,141
Comprehensive loss	—	—	—	(864,064)	39,587	(824,477)

Balances, June 30, 2010	$17,001	$14,970,870	$479,321	$(3,966,786)	$40,390	$11,540,796

Balances, January 1, 2011	$17,001	$14,998,127	$479,321	$(4,463,983)	$(5,922)	$11,024,544
Share based payment awards under equity compensation plan	—	25,386	—	—	—	25,386
Comprehensive loss	—	—	—	(320,784)	47,372	(273,412)

Balances, June 30, 2011	$17,001	$15,023,513	$479,321	$(4,784,767)	$41,450	$10,776,518

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(320,784)	$(864,064)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share based compensation	25,386	22,141
Provision for loan losses	79,900	174,000
Net realized gain on call of investment securities	(101)	—
Net amortization on investment securities	6,703	6,775
Originations of loans held for sale	(285,000)	(659,000)
Proceeds from loan sales	381,439	670,606
Deferred income taxes	(24,399)	(20,393)
Net realized gain on sale of loans	(6,468)	(11,606)
Depreciation	44,259	45,008
Net change in:
Interest receivable and other assets	(33,438)	(56,669)
Interest payable and other liabilities	563,886	100,089
Net cash provided by (used in) operating activities	431,383	(593,113)

Cash flows from investing activities
Loan principal originations and collections, net	(5,015,551)	(17,077,303)
Activity in available for sale investment securities
Maturities and prepayments	1,305,813	1,196,975
Purchases of investment securities	(3,500,579)	(3,008,312)
Purchase of FHLB stock	(47,100)	(32,400)
Purchase of equipment	(34,981)	(5,984)
Net cash used in investing activities	(7,292,398)	(18,927,024)

Cash flows from financing activities
Acceptances of and withdrawals of deposits, net	12,791,491	12,281,852

Net increase (decrease) in cash and cash equivalents	5,930,476	(7,238,285)

Cash and cash equivalents, beginning of the period	4,442,985	13,392,886

Cash and cash equivalents, end of the period	$10,373,461	$6,154,601

Supplemental cash flows information:
Cash paid during the period for interest	$335,768	$155,335

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Note 1:	Organization, Business and Summary of Significant Accounting Principles

Nature of Organization and Basis of Presentation

Grand River Commerce, Inc. (“GRCI” or the “Company”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo bank in Michigan.  GRCI’s fiscal year ends on December 31.  Upon receiving final regulatory approvals to commence business in April 2009, GRCI capitalized Grand River Bank, a de novo bank in formation (the “Bank”) which also has a December 31 fiscal year end.  The Bank is a wholly-owned subsidiary of GRCI.

The Bank is a full-service commercial bank headquartered in Grandville, Michigan serving the communities of Grandville, Grand Rapids and the surrounding area with a broad range of commercial and consumer banking services to small-and medium-sized businesses, professionals, and local residents who it believes will be particularly responsive to the style of service which the Bank provides.

Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Bank’s primary markets.  The Bank’s results of operations can be significantly affected by changes in interest rates or changes in the automotive, furniture and medical industries which comprise a significant portion of the local economic environment.

The Bank’s primary deposit products are interest and noninterest bearing checking accounts, savings accounts and time deposits and its primary lending products are real estate mortgages, commercial and consumer loans.  The Bank does not have significant concentrations with respect to any one industry, customer, or depositor.  However, the smaller size of the Bank results in individual loan customers comprising a proportionately larger percentage of total loan volume than they would with the same size loan relationship at a larger institution.

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

For a further discussion of Financial Instruments Recorded at Fair Value, refer to Note 6 to the interim condensed consolidated financial statements.

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

Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of very recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio consists of loans issued primarily in the past twenty-seven months, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision and allowance for loan losses, which would adversely affect our results of operations and financial condition.  Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.

Specific allowances for losses are established for large impaired loans on an individual basis.  The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral.  A general allowance is established for those loans not determined to be impaired and those that are collectively evaluated for impairment.  The general component is based on historical loss experience adjusted for qualitative factors.  The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual, growth in the loan portfolio and other economic and industry factors.  The occurrence of certain events could result in changes to the loss factors.  Accordingly, these loss factors are reviewed periodically and modified as necessary.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been separated from the Bank, presumptively beyond the reach of the Bank and its creditors, even in bankruptcy or other receivership (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.  The Bank has no substantive continuing involvement related to these loans.

In the first six months of 2011, the Bank has sold residential mortgage loans to an unrelated third party with proceeds of $381,439 which resulted in gains of $6,468.  In the first six months of 2010, the Bank sold residential mortgage loans to an unrelated third party with proceeds of $670,606 which resulted in a gain of $11,606.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  As of June 30, 2011 and December 31, 2010, the Bank had no foreclosed real estate properties.

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

Share-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  An expense equal to the fair value of the awards over the requisite service period of the awards is recognized in the interim condensed consolidated statements of operations.  The Company estimates the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term.  These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.  The per share fair value of options is highly sensitive to changes in assumptions.  In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield.  For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases.  The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

Advertising Costs

Advertising and marketing costs, amounting to $27,411 and $57,911 for the first six months of 2011 and 2010, respectively, are expensed as incurred.

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

Net Loss per Share

Basic and diluted losses per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.  Weighted-average common shares outstanding for the three and six month periods ended June 30, 2011 and 2010 totaled 1,700,120.  Common stock equivalents consisting of common stock options and common stock purchase warrants as described in Notes 8 and 9, are anti-dilutive and are therefore excluded.

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

Reclassifications

Certain amounts as reported in the 2010 interim condensed consolidated financial statements have been reclassified to conform with the 2011 presentation.

Recently Adopted Accounting Standards Updates

              Accounting Standards Update (ASU) No. 2010-06: “Improving Disclosures about Fair Value Measurement.”  In January 2010, ASU No. 2010-06 amended Accounting Standards Codification (ASC) Topic 820 “Fair Value Measurements and Disclosures” to add new disclosures for: (1) significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (2) presenting separately information about purchases, sales, issuances and settlements for Level 3 fair value instruments (as opposed to reporting activity as net).

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

Pending Accounting Standards Updates

ASU No. 2011-01:  “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings inUpdate No. 2010-20.”  In January 2011, ASU No. 2011-01 amended ASC Topic 310, “Receivables”  to temporarily delay the effective date of new disclosures related to troubled debt restructurings as required in ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which was effective for interim and annual periods ending after December 15, 2010.  The effective date of the new disclosures about troubled debt restructurings has been delayed to coordinate with the issuance of the anticipated guidance for determining what constitutes a troubled debt restructuring. The new guidance, and related disclosures, related to troubled debt restructurings will be effective for interim and annual periods beginning on or after June 15, 2011.  The guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In addition, ASU No. 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on modification of payables (ASC Topic 470, “Debt”) when evaluating whether a modification constitutes a troubled debt restructuring.  The new authoritative guidance is effective for interim and annual periods beginning on or after June 15, 2011.  The adoption of this standard is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

ASU No. 2011-03: “Reconsideration of Effective Control for Repurchase Agreements.”  In April 2011, ASU No. 2011-03 amended ASC Topic 360, “Transfers and Servicing” to eliminate from the assessment of  effective control, the criteria calling for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed upon terms, even in the event of the transferee's default. The assessment of effective control should instead focus on the transferor’s contractual rights and obligations. The new authoritative guidance is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to impact the Company’s consolidated financial statements.

ASU No. 2011-04: “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  In May 2011, ASU No. 2011-04 amended ASC Topic 820, “Fair Value Measurement” to align fair value measurements and disclosures in U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). The ASU changes the wording used to describe the requirements in GAAP for measuring fair value and disclosures about fair value. The ASU clarifies the application of existing fair value measurements and disclosure requirements related to:

•	The application of highest and best use and valuation premise concepts.

•	Measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity.

•	Disclosure about fair value measurements within Level 3 of the fair value hierarchy.

The ASU also changes particular principles or requirements for measuring fair value and disclosing information measuring fair value and disclosures related to:

•	Measuring the fair value of financial instruments that are managed within a portfolio.

•	Application of premiums and discounts in a fair value measurement.

The new authoritative guidance is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU No. 2011-05: “Presentation of Comprehensive Income.”  In June 2011, ASU No. 2011-05 amended ASC Topic 220, “Comprehensive Income” to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. In addition, to increase the prominence of items reported in other comprehensive income, and to facilitate the convergence of GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The new authoritative guidance is effective for public entities’ interim and annual periods beginning after December 15, 2011 and is not expected to impact the Company’s consolidated financial statements based on the current presentation.

Note 2:	Investment Securities

The amortized cost and fair value of investment securities classified as available-for-sale, including gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value
U.S. government agencies	$2,999,911	$2,939	$-	$3,002,850
Mortgage-backed securities issued by U.S. government agencies	2,990,993	59,861	-	3,050,854
Total	$5,990,904	$62,800	$-	$6,053,704

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. government agencies	$1,499,836	$—	$(14,906)	$1,484,930
Mortgage-backed securities issued by U.S. government agencies	2,302,904	9,820	(3,885)	2,308,839
Total	$3,802,740	$9,820	$(18,791)	$3,793,769

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2011, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Less than one year	One year to five years	Five years to ten years	Over ten years	Total
Available for Sale
U.S. Government agencies	$—	$2,999,911	$—	$—	$2,999,911
Mortgage-backed securities issued by U.S. government agencies and corporations	—	—	715,608	2,275,385	2,990,993
Total Amortized Cost	$—	$2,999,911	$715,608	$2,275,385	$5,990,904
Fair Value	$—	$3,002,850	$732,915	$2,317,939	$6,053,704

              There were no sales of investment securities during the three and six month periods ended June 30, 2011 or 2010.

Securities pledged to the FHLB as of June 30, 2011 and December 31, 2010 had fair values of 1,002,000 and $989,000, respectively, and were pledged to secure available borrowings.  Securities pledged to First Tennessee Bank as of June 30, 2011 and December 31, 2010 had fair values of $3,553,000 and $2,912,000, respectively, and were pledged to secure the Federal funds line of credit.  There have been no borrowings from the FHLB and no Federal funds advances, other than for testing purposes, since inception.

Investment securities with unrealized losses not recognized in income, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2011		December 31, 2010
	Less than Twelve Months		Less than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. government agencies	$-	$-	$(14,906)	$1,484,930
Mortgage-backed securities issued by US government agencies	-	-	(3,885)	678,368
Total	$-	$-	$(18,791)	$2,163,298

Management has asserted that it does not have the intent to sell investment securities in an unrealized loss position and that it is more likely than not the Company will not have to sell the investment securities before recovery of its cost basis; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.  There were no securities in an unrealized loss position at June 30, 2011.

Note 3:	Loans and Allowance for Loan Losses

The components of the outstanding loan balances are as follows:

	June 30,	December 31,
	2011	2010
Commercial and industrial	$4,630,834	$4,722,588
Commercial real estate
Commercial	38,079,818	31,895,812
Construction and land development	3,606,910	4,846,407
Total commercial real estate	41,686,728	36,742,219
Consumer
Consumer residential and other	1,982,849	854,443
Construction	205,373	1,170,983
Total consumer	2,188,222	2,025,426

Gross loans	48,505,784	43,490,233
Less allowance for loan losses	537,900	458,000
Total loans, net	$47,967,884	$43,032,233

Changes in the allowance for loan losses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance, beginning of the period	$509,500	$206,000	$458,000	$134,000
Provision charged to operations	28,400	102,000	79,900	174,000
Loans charged-off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of the period	$537,900	$308,000	$537,900	$308,000

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on the impairment method used:

Allowance for Credit Losses for the Six Months Ended June 30, 2011
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Balances, January 2011	$50,704	$395,903	$11,145	$248	$458,000
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	(1,520)	71,242	10,737	(559)	79,900
Ending Balance	$49,184	$467,145	$21,882	$(311)	$537,900
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$49,184	$467,145	$21,882	$(311)	$537,900
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-

Allowance for Credit Losses for the Twelve Months Ended December 31, 2010
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Balances, January 2010	$18,447	$108,322	$7,231	$-	$134,000
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	32,257	287,581	3,914	248	324,000
Ending Balance	$50,704	$395,903	$11,145	$248	$458,000
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$50,704	$395,903	$11,145	$248	$458,000
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-

Financing Receivables for the Six Months Ended June 30, 2011
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$690,695	$-	$-	$690,695
Collectively evaluated for impairment	4,630,834	40,996,033	2,188,222	-	47,815,089
Total ending balance	$4,630,834	$41,686,728	$2,188,222	$-	$48,505,784

Financing Receivables for the Twelve Months Ended December 31, 2010
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	4,722,588	36,742,219	2,025,426	-	43,490,233
Total ending balance	$4,722,588	$36,742,219	$2,025,426	$-	$43,490,233

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

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Bank’s management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee.  Rarely, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Bank’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2011, approximately 22.0% of the outstanding principal balances of the Bank’s commercial real estate loans were secured by owner-occupied properties, 42.9% by non-owner occupied properties, 14.1% by multi-family, 9.5% by 1-4 family residential properties and 11.5% by other types.

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

The credit risk profile of the loan portfolio is presented in the following tables.

Credit Quality Indicators as of June 30, 2011:
				Commercial
		Commercial		Real Estate
		and	Commercial	Construction and
	Risk Rating Definitions	Industrial	Real Estate	Land Development
1—2	High quality	$675,062	$4,293,417	$—
3	Average quality	1,788,902	14,794,268	148,685
4	Acceptable Risk	2,136,870	18,301,438	3,458,225
5	Watch	30,000	—	—
6	Special Mention	—	—	—
7	Substandard	—	690,695	—
8	Doubtful	—	—	—
9	Loss	—	—	—
Total		$4,630,834	$38,079,818	$3,606,910

Credit Quality Indicators as of December 31, 2010:
				Commercial
		Commercial		Real Estate
		and	Commercial	Construction and
	Risk Rating Definitions	Industrial	Real Estate	Land Development
1—2	High quality	$128,438	$4,459,047	$—
3	Average quality	1,151,291	11,095,807	199,391
4	Acceptable Risk	3,442,859	16,340,958	4,647,016
5	Watch	—	—	—
6	Special Mention	—	—	—
7	Substandard	—	—	—
8	Doubtful	—	—	—
9	Loss	—	—	—
Total		$4,722,588	$31,895,812	$4,846,407

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade as of June 30, 2011
	Consumer
	Residential	Consumer
Grade	and Other	Construction	Total

Pass	$1,981,112	$205,373	$2,186,485
Special mention	-	-	-
Substandard	-	-	-
Total	$1,981,112	$205,373	$2,186,485

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade as of December 31, 2010
	Consumer
	Residential	Consumer
Grade	and Other	Construction	Total

Pass	$840,745	$1,170,983	$2,011,728
Special mention	-	-	-
Substandard	-	-	-
Total	$840,745	$1,170,983	$2,011,728

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

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity as of June 30, 2011
Consumer
Other
Performing	$1,737
Nonperforming	—
Total	$1,737

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity as of December 31, 2010
Consumer
Other
Performing	$13,698
Nonperforming	—
Total	$13,698

Impaired loans are presented in the following tables as of June 30, 2011.  The balance of impaired loans relates to one borrower and management does not believe the impairment to be associated with any particular aspect of the borrower’s industry or the local economy.

Unpaid
Impaired without	Recorded	Principal	Valuation
recorded valuation allowance	Investment	Balance	Allowance
Commercial and industrial	$-	$-	$-
Commercial real estate	690,695	690,695	-
Commercial real estate-construction and land development	-	-	-
Consumer residential and other	-	-
Consumer construction	-	-	-
Total impaired without a valuation allowance	690,695	690,695	-

Impaired with a recorded valuation allowance
Commercial and industrial	-	-	-
Commercial real estate	-	-	-
Commercial real estate-construction and land development	-	-	-
Consumer residential and other	-	-	-
Consumer construction	-	-	-
Total impaired with valuation allowance	$-	$-	$-
Total impaired loans	$690,695	$690,695	$-

Average of impaired loans	Three Months	Six Months
without allocation recorded	Months Ended	Months Ended
over the period	June 30, 2011	June 30, 2011
Commercial and industrial	$-	$-
Commercial real estate	690,695	690,695
Commercial real estate-construction and land development	-	-
Consumer residential and other	-	-
Consumer construction	-	-

Interest income recognized
during impairment
Commercial and industrial	-	-
Commercial real estate	-	-
Commercial real estate-construction and land development	-	-
Consumer residential and other	-	-
Consumer construction	-	-

Cash-basis interest
income recognized
Commercial and industrial	-	-
Commercial real estate	-	-
Commercial real estate-construction and land development	-	-
Consumer residential and other	-	-
Consumer construction	-	-

There were no impaired loans as of December 31, 2010.

The following table presents the recorded investments in nonaccrual and loans past due over 90 days still on accrual by class as of June 30, 2011:

Over 90
Days
	Nonaccrual	Accruing
Commercial and industrial	$-	$-
Commercial real estate	690,695	-
Commercial real estate-construction and land development	-	-

Consumer residential and other	-	-

Consumer construction	-	-
Total	$690,695	$-

There were no nonaccrual loans or loans past due over 90 days as of December 31, 2010.

As of June 30, 2011, the Company had loans from one customer aggregating $690,695 which have been restructured.  The terms of these loans have been restructured to allow the customer to mitigate foreclosure by meeting a lowered loan payment requirement based upon the customer’s cash flow.  The Company has determined that these loans have sufficient collateral to mitigate any potential loss.  Therefore, the Company has determined that no additional provision expense was required for loans whose terms have been modified in a troubled debt restructuring as of June 30, 2011.    The Company did not have any loans with modified terms prior to the quarter ended June 30, 2011.

The following table presents the aging of recorded investment in past due loans as of June 30, 2011 by class of loans:

		Greater		Loans
	30-90	than	Total	not
	Days	90 days	past due	past due	Total
Commercial and industrial	$-	$-	$-	$4,630,834	$4,630,834
Commercial real estate	-	-	-	38,079,818	38,079,818
Commercial real estate-construction and land development	-	-	-	3,606,910	3,606,910
Consumer residential and other	-	-	-	1,982,849	1,982,849
Consumer construction	-	-	-	205,373	205,373
Total	$-	$-	$-	$48,505,784	$48,505,784

There were no past due loans as of the year-ended December 31, 2010.  In addition, no loans have been or were transferred to foreclosed real estate in 2011 or 2010.

Note 4:	Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

	June 30,	December 31,
	2011	2010
Leasehold improvements	$45,265	$44,540
Furniture, fixtures and equipment	337,697	303,442
Accumulated depreciation	(189,267)	(145,009)
Premises and equipment, net	$193,695	$202,973

Depreciation expense was $44,259 and $45,008 for the six month periods ended June 30, 2011 and 2010, respectively.  Depreciation expense was $22,503 and $22,679 for the three month periods ended June 30, 2011 and 2010, respectively.

Note 5:	Deposits

The components of the outstanding deposit balances are as follows:

	June 30, 2011	December 31, 2010
Noninterest bearing
Demand	$6,372,967	$4,533,944
Interest bearing
Checking	5,148,418	4,162,066
Savings	20,956,731	9,779,584
Time, under $100,000	14,238,558	14,395,530
Time, over $100,000	6,716,737	7,770,796
Total deposits	$53,433,411	$40,641,920

Note 6:	Financial Instruments Recorded at Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available-for-sale investment securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis.  As of June 30, 2011, and December 31, 2010 the Company had no assets or liabilities recorded at fair value on a nonrecurring basis.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.  There were no changes in the methods used in estimating fair value decisions as of June 30, 2011 or December 31, 2010.

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

As of June 30, 2011	Level 1	Level 2	Level 3	Total
Investment securities available for sale
U.S. government agencies	$—	$3,003	$—	$3,003
Mortgage-backed securities issued by U.S. government agencies	—	3,051	—	$3,051
Total	$—	$6,054	$—	$6,054

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Investment securities available for sale
U.S. government agencies	$—	$1,485	$—	$1,485
Mortgage-backed securities issued by U.S. government agencies	—	2,309	—	$2,309
Total	$—	$3,794	$—	$3,794

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s interim condensed consolidated balance sheets are as follows (000’s omitted):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$10,373	$10,373	$4,443	$4,443
Mortgage loans held for sale	—	—	90	90
Net loans	47,968	48,275	43,032	43,295
Federal Home Loan Bank Stock	81	81	33	33
Accrued interest receivable	137	137	143	143

Financial liabilities
Noninterest bearing deposits	6,373	6,373	4,534	4,534
Interest bearing deposits	47,060	47,239	36,108	36,108
Accrued interest payable	27	27	23	23

Note 7:	Operating Lease

In November 2007, the Company began leasing the building used as its principle office. In December 2010, the Company renewed its operating lease agreement for 36 months through December 2013 at $4,100 per month. The lease provides that the Company pays insurance and certain other operating expenses applicable to the leased premise.  The lease also stipulates that the Company may use and occupy the premises only for the purpose of maintaining and operating a bank.

Note 8:	Common Stock Options

The Company has a 2009 Stock Incentive Plan (the “2009 Plan”) which provides for the reservation of 200,000 authorized shares of GRCI’s common stock, $0.01 par value per share, for issuance upon the exercise of certain common stock options, that may be issued pursuant to the terms of the 2009 Plan.  The Plan offers awards to directors and employees of the Company.  These awards are granted at the discretion of the Board of Directors at an exercise price determined by the Board on the grant date.  Options awarded under the 2009 Plan have a term of ten years from date of grant.  Employee options have a five year vesting period and Director options have a three year vesting period.  The initial issuance of shares occurred in the second quarter of 2009, at which time the Company awarded and issued 100,000 options for the purchase of the Company’s common stock to Employees and Directors.

In December 2010, 5,000 options were cancelled due to forfeiture.  During the second quarter of 2011, GRCI awarded 16,500 additional shares under the 2009 Plan. Director options totaling 10,000 shares were awarded to new directors and an additional 6,500 shares were awarded to employees.    All such options expire in ten years and have a $10.00 per share strike price.  The total stock options outstanding at June 30, 2011 and December 31, 2010 were 111,500 and 95,000, respectively.  No options have been exercised.

The Company measures the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards.  The cost is recognized as compensation expense over the vesting period of the awards.  The Company estimates the fair value of all stock options on each grant date, using the Black-Scholes option pricing model.

The weighted average assumptions used in the Black-Scholes model for the shares issued in the second quarter of 2011 are noted in the following table.  The Company uses expected data to estimate option exercise and employee termination within the valuation model.  The risk-free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of grant of the option.

Calculated volatility	10.86%
Weighted average dividends	0.00%
Expected forfeiture rate	4.43%
Expected term (in years)	5 years
Risk-free interest rate	1.65%
Weighted average fair value of options granted	$1.06

A summary of option activity under the 2009 Plan for the six month period ended June 30, 2011 and 2010 is as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at January 1,	95,000	$10.00	100,000	$10.00
Granted	16,500	—	—	—
Exercised	—	—	—	—
Expired or cancelled	—	—	—	—
Outstanding at June 30,	111,500	$10.00	100,000	$10.00

There are 46,002 common stock options able to be exercised at June 30, 2011.  The weighted-average grant-date calculated value approximated $17,490 at June 30, 2011 for options granted during the second quarter of 2011.  As of June 30, 2011, there was approximately $111,300 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2009 Plan.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

A summary of the status of our non-vested shares as of June 30, 2011 and 2010, and changes during the six month period ended June 30.

	2011		2010
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Fair Value	Shares	Fair Value

Nonvested at January1,	71,998	$2.21	100,000	$2.21
Granted	16,500	1.06	—	—
Forfeited	—	—	—	—
Vested	(23,000)	—	(24,667)	—
Nonveseted at June 30,	65,498	$1.92	75,333	$2.21

Note 9:	Common Stock Purchase Warrants

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

No warrants were exercised in the three or six months ended June 30, 2011 and 2010 or the years ended December 31, 2010 and 2009.

Note 10:	Minimum Regulatory Capital Requirements and Restrictions on Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  The Company is restricted from paying dividends until such time as the Bank achieves profitability on a continuing basis and the Bank has sufficient capital to do so.  The Bank is required to maintain a minimum ratio of Tier 1 capital to average assets of 8% for the first seven years of operation.  The Bank was considered well capitalized as of June 30, 2011.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total capital (to risk-weighted assets)	$10,739	23.38%	$3,674	8.00%	$4,592	10.00%
Tier 1 capital (to risk-weighted assets)	10,201	22.21	1,837	4.00	2,755	6.00
Tier 1 capital (to average assets)	10,201	16.71	2,442	4.00	3,052	5.00

December 31, 2010
Total capital (to risk-weighted assets)	$10,889	26.00%	$3,350	8.00%	$4,187	10.00%
Tier 1 capital (to risk-weighted assets)	10,431	24.91	1,675	4.00	2,513	6.00
Tier 1 capital (to average assets)	10,431	21.69	1,924	4.00	2,405	5.00

Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, Grand River Commerce, a bank holding company, generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  In addition, the Company is subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described above.  As a Michigan company, we are restricted under the Michigan Business Company Act from paying dividends under certain conditions.  Under Michigan law, the payment of dividends is subject to several additional restrictions. The Bank cannot declare or pay a cash dividend or dividend in kind unless the Bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. The Bank will be required to transfer 10% of net income to surplus until its surplus is equal to its capital before the declaration of any cash dividend or dividend in kind. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts.  The Company has not declared or paid any dividends since its inception and is currently prevented from paying dividends due to the aforementioned restrictions.

Note 11:	Off-Balance Sheet Activities

To meet the financial needs of its customers, the Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments are comprised of unused lines of credit, overdraft lines and commitments to grant loans.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the interim condensed consolidated balance sheets.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows:

	June 30, 2011	December 31, 2010
Unfunded commitments under lines of credit and overdraft lines	$8,178,838	$5,146,105
Commitments to grant loans	9,731,500	3,448,000
Total	$17,910,338	$8,594,105

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

The components of the Company’s net deferred tax assets, included in other assets, are as follows:

	June 30, 2011	December 31, 2010
Deferred Tax Asset:
Net deferred tax assets	$1,614,000	$1,499,972
Less: valuation allowance	(1,614,000)	(1,499,972)
Total net deferred tax asset	$—	$—

There are no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements.  The Company does not expect the total amount of unrecognized tax liabilities to increase significantly over the next twelve months.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company does not have any amounts accrued for interest and penalties at June 30, 2011 or December 31, 2010 and is not aware of claims for any such amounts by the federal income tax authorities.

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

Overview

GRCI is a Michigan corporation and a registered bank holding company which owns all of the issued and outstanding common shares of our subsidiary Grand River Bank, a Michigan state chartered bank.  On April 30, 2009, GRCI completed its initial public offering of common stock.  On the same date, GRCI acquired 100% of the authorized, issued, and outstanding shares of common stock, par value $0.01 per share, of the Bank.

The Bank opened for business on April 30, 2009 and is a full-service commercial bank headquartered in Grandville, Michigan.  The Bank serves Grandville, Grand Rapids, and their neighboring communities with a broad range of commercial and consumer banking services to small and medium-sized businesses, professionals and individuals who it believes will be particularly responsive to the style of service which the Bank provides.  It is assumed that local ownership and control will allow the Bank to serve customers more efficiently and effectively and will aid in the Bank’s growth and success.  The Bank endeavors to compete on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the needs of the client.  The Bank recently received approval of its revised business plan from the FDIC and the Michigan Office of Financial and Insurance Regulation (“OFIR”) adjusting original financial forecasts to more accurately reflect current expectations and changed economic conditions from the time the original forecast was prepared prior to the opening of the Bank.

Our results of operations depend almost exclusively on the results of operations of the Bank.  The results of operations of the Bank depend primarily on its net interest income, which is directly impacted by the market interest rate environment.  Net interest income is the difference between the interest income the Bank earns on its interest-earning assets, primarily loans and investment securities, and the interest it pays on its interest-bearing liabilities, primarily money market, savings and certificates of deposit accounts.  Net interest income is affected by the shape of the market yield curve, the timing of the placement and re-pricing of interest-earning assets and interest-bearing liabilities on the Bank’s balance sheet, and the prepayment rate on its mortgage-related assets.  Our results of operations are also significantly affected by general economic conditions.  The financial services industry continues to face uncertain economic conditions.

As previously stated, the Bank began active banking operations on April 30, 2009.  As of June 30, 2011, the Company’s total assets were $64.9 million, compared to $51.8 million as of December 31, 2010.  As of June 30, 2011 total assets were primarily comprised of cash and cash equivalents of $10.4 million, investment securities of $6.1 million, including restricted equity investment securities and net loans of $48.0 million.  In addition, the Bank ended the June 30, 2011 quarter with $53.4 million in deposits and $10.8 million in shareholders’ equity, compared to $40.6 million in deposits and $11.0 million in shareholders’ equity as of December 31, 2010.

At June 30, 2011, the Bank’s allowance for loan losses was $537,900, or approximately 1.11% of its loans outstanding compared to an allowance for loan losses of $458,000, or approximately 1.05% of it loans outstanding, as of December 31, 2010.  As the Bank’s loan portfolio continues to grow, we expect to increase our loan loss provision and allowance for loan losses in a prudent and conservative manner, especially in light of the current economic environment.  Because we cannot predict with precision the future trajectory of the economy in 2011 and beyond and because significant uncertainty remains with respect to unemployment levels and recessionary economic conditions, we will continue to monitor our loan portfolio carefully and to administer our practice of conservative loan underwriting.  We believe that our strong initial capital position will help us navigate through this difficult and unprecedented environment.

Summary of Significant Accounting Policies

Our interim condensed consolidated financial statements are prepared based on the application of certain accounting policies.  Certain of these policies require numerous estimates and strategic or economic assumptions which are subject to valuation may prove to be inaccurate and may significantly affect our reported results and financial position for the period or in future periods.  The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value.  Assets carried at fair value inherently result in more financial statement volatility.  Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available.  When such information is not available, management estimates valuation adjustments.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstance surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and industrial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price if obtainable, or the fair value of the collateral if the loan is collateral dependent.  If a commercial and industrial loan or commercial real estate loan is identified as individually impaired, a specific valuation allowance is allocated, if necessary.

Groups of smaller balance homogeneous loans, such as consumer and residential loans, are collectively evaluated for impairment and a general reserve is established accordingly.  As such the Company does not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a restructuring agreement.

At June 30, 2011, the Company considers the allowance for loan losses of $537,900 adequate to provide for potential losses inherent in the loan portfolio.  Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, changing collateral values and the overall quality of the loan portfolio.

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

No assurance can be given that either the tax returns submitted by us or the income tax reported on the interim condensed consolidated financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest or penalties at either June 30, 2011 or December 31, 2010.

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

Financial Condition at June 30, 2011

Total Assets

Total assets increased to $64.9 million at June 30, 2011 from $51.8 million at December 31, 2010.  The increase was primarily the result of a $12.8 million increase in total deposits, which funded a $4.9 million increase in net loans (excluding mortgage loans held for sale), a $2.3 million increase in investment securities, and a $5.9 million increase in cash and cash equivalents.  The increase in deposits are the result of Bank efforts to grow combined with generally favorable market conditions for deposit generation.

Loans

Net loans were $48 million at June 30, 2011 compared to $43 million as of December 31, 2010.  Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio.  At June 30, 2011, our loan portfolio consisted of $3.8 million of construction and land development loans, $38.1 million in commercial real estate loans, $4.6 million in commercial and industrial loans and $2.0 million in mortgage and consumer loans compared to December 31, 2010, when our loan portfolio consisted of $6.0 million of construction and land development loans, $31.9 million in commercial real estate loans, $4.7 million in commercial and industrial loans, and $0.9 million in mortgage and consumer loans.  Growth in all categories is generally expected as management expects loans to continue to grow as capital is deployed and excess cash is invested in higher yielding assets as part of the Bank’s business plan.  The volume of contruction and land development loans increases and decreases as projects are completed and loans move from construction phase to end loan status.

As of June 30, 2011, the Company has unfunded loan commitments, including available credit totaling approximately $17.9 million compared to $8.6 million as of December 31, 2010.  At June 30, 2011, commitments to grant loans expiring in 30 days or less totaled $9.7 million as compared to December 31, 2010 when they totaled $3.4 million.  The increase is due to planned growth and the timing delay between commitment and funding and, therefore, may fluctuate significantly at any given time.  While the Company has no guarantee these commitments will actually be funded, management has no reason to believe a significant portion of these commitments will not become assets of the Company.

The allowance for loan losses was $537,900 and $458,000 as of June 30, 2011 and December 31, 2010, respectively.  As of June 30, 2011 the Company had a total of $691,000 of impaired loans to one borrower, which are on nonaccrual status and have been restructured.   As of December 31, 2010, the Company had no nonaccrual or non-performing loans or loans considered to be impaired.  The allowance for loan losses as a percent of total loans was approximately 1.11% and 1.05% at June 30, 2011 and December 31, 2010, respectively.

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

Investment securities

Investment securities classified as available for sale consist of U.S. government agencies, which totaled $6.1 million at June 30, 2011, compared to $3.8 million as of December 31, 2010.  The balance as of June 30, 2011 consisted of $3.0 million in U.S. government agencies and $3.1 million in mortgage backed securities issued by the U.S. government agencies.  Other investment securities consist of $80,500 in restricted equity investment securities as of June 30, 2011 and $33,400 as of December 31, 2010.  The restricted equity investment securities are comprised entirely of stock in the Federal Home Loan Bank of Indianapolis.  The carrying value of investment securities and restricted stock increased by approximately $2.3 million from December 31, 2010 to June 30, 2011 due to planned growth in the investment portfolio.  The Company expects the investment portfolio to continue to grow as a part of the overall balance sheet growth.  The mix of investment securities purchased is not expected to change significantly.

Deposits

The Company had $53.4 million in deposits as of June 30, 2011, which consisted of $6.4 million in noninterest bearing demand deposit accounts, $21 million in time deposits, and $26 million of other interest bearing accounts.  Deposits increased $12.8 million from December 31, 2010 when deposits were $40.6 million consisting of $4.5 million in noninterest bearing demand deposit accounts, $22.2 million in time deposits, and $13.9 million of other interest bearing accounts.  Deposit growth came primarily from loan customers and local deposit customers with the majority of the growth occurring in MMDA (Money Market Deposit Accounts).  No deposits were obtained through deposit brokers.  We anticipate that deposits will continue to increase as the Bank continues to implement their business plan.

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

Our primary sources of funds are cash and cash equivalents, deposits, principal and interest payments received on loans and investment maturities.  While scheduled amortization of loans is a predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition.  The Bank is a member of the Federal Home Loan Bank of Indianapolis which provides the Bank with a secured line of credit.  Collateral will primarily consist of specific pledged loans and investment securities.  Management is currently evaluating loans to be pledged in support of borrowings and has pledged investment securities issued by U.S. government agencies.  The amount available to advance on the line is determined by the value of pledged collateral as determined by the Federal Home Loan Bank of Indianapolis.  The Bank has also received approval to borrow from the Federal Reserve Discount Window on a collateralized basis.  Collateral will consist of specific pledged loans.  A correspondent bank has approved a $2.0 million Federal funds line of credit on a secured basis.  Investment securities have been pledged and the line is available for use.  Lastly, the Bank has subscribed to a deposit listing service which allows the Bank to post its rates to other financial institutions.  This facility has been utilized on a limited basis in 2010 and no new deposits obtained through this facility in 2011.   Present sources of liquidity are considered sufficient to meet current commitments.  At June 30, 2011, the Company had no borrowed funds outstanding.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination of loans.  At June 30, 2011, outstanding unused lines of credit including ACH lines and overdraft lines totaled $8.2 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.  As of June 30, 2011, the Bank had $9.7 million of outstanding commitments to grant loans.  A majority of these commitments represent commercial loans commitments and are the result of planned growth in loan volume.  The increase in commitments is the result of timing between loan commitment and loan closing.

Certificates of deposit scheduled to mature in one year or less are approximately $6.7 million at June 30, 2011.  Management estimates that a significant portion of such deposits will remain with the Bank.

Off-balance sheet arrangements

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

Shareholders’ Equity

Total shareholders’ equity decreased from $11.0 million at December 31, 2010 to $10.8 million at June 30, 2011, primarily as a result of net operating losses during the first six months of 2011.

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

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  For the first years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%.  The Bank exceeded its minimum regulatory capital ratios as of June 30, 2011, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at June 30, 2011.

Bank
Total risk-based capital	23.38%
Tier 1 risk-based capital	22.21%
Leverage capital	16.71%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base.  As of June 30, 2011, there were no significant firm commitments outstanding for capital expenditures.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Net Loss

The Company incurred a net loss of approximately $321,000 for the six months ended June 30, 2011 as compared to a net loss of $864,000 for the six months ended June 30, 2010. The Company incurred a net loss of approximately $156,000 for the three months ended June 30, 2011 as compared to a net loss of $416,000 for the six months ended June 30, 2010.  Basic and diluted loss per share was $0.09 and $0.19 for the three and six months ended June 30, 2011, respectively, and $0.24 and $0.51 for the three and six months ended June 30, 2010.  The decrease in our net loss is primarily a result of increased interest income earned as a result of the growth in net interest income, primarily associated with growthin the loan portfolio.

Net Interest Income

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.  Tables 1 and 2 outline average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 3 outlines the changes in interest income and interest expense attributable to changes in volume and interest rate.These tables are referred to in the discussion of interest income, interest expense and net interest income.

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was 3.28% for the first six months of 2011 and 2.65% for six months ended June 30, 2010.  Net yield on earning assets for the three months ended June 30, 2011 and June 30, 2010 was 3.24% and 2.91%, respectively.  The Company anticipates that the spread and the margin will continue to expand as the Bank originates higher volumes of loans and takes advantage of the favorable yield curve.

The Company’s yield on earning assets increased in the second quarter and first six months of 2011, compared to the same periods of 2010 while its cost of funds decreased in both periods . Although yields on loans and investments have declined compared to the comparable periods of 2010, large increases in the volume of average loans and investments has increased the yield on earning assets. The average volume of Federal Funds sold and interest bearing balances due from banks has declined for the first six months of 2011 although remains relatively unchanged for the quarter.  These balances are expected to decline in the near term to fund loan growth.  The average volume of interest bearing liabilities has increased significantly in both the second quarter and first six months of the year due to planned growth while interest rates paid on these interest bearing funds has declined overall due to changes in the composition of the balances and small decreases in overall market rates.

The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin for the three and six month periods ended June 30, 2011 and 2010.

Table 1 - Average Balances and Interest Rates

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold and interest bearing balances due from banks	$6,742,075	$7,828	0.23%	$9,608,635	$10,044	0.21%
Investment securities(3)	4,641,546	53,067	2.29	3,743,536	44,126	2.36
Loans(1)(2)	46,962,762	1,235,624	5.26	20,607,553	556,328	5.40
Total earning assets	58,346,383	1,296,519	4.44%	33,959,724	610,498	3.60%
Nonearning assets	71,856			400,781
Total assets	$58,418,239			$34,360,505

Interest-bearing liabilities:
Interest-bearing demands	$5,008,268	$24,144	0.96%	$3,595,254	$13,725	0.76%
Savings	14,677,881	99,209	1.35	2,516,088	13,623	1.08
Time deposits	22,229,072	216,742	1.95	12,614,146	132,977	2.10
Total interest-bearing liabilities	41,915,221	340,095	1.62%	18,725,488	160,325	1.71%
Noninterest- bearing liabilities	5,593,476			3,688,223
Shareholders' equity	10,909,542			11,946,794
Total liabilities and shareholders' equity	$58,418,239			$34,360,505
Net interest spread			2.82%			1.89%
Net interest income/ margin(3)		$956,424	3.28%		$450,173	2.65%

(1) There were no loans in nonaccrual status in 2010.
(2) Loan fees are included in interest income.
(3) The Company has sustained a taxable loss, so the Company has not been able to realize any tax benefit from tax-exempt investment securities

Table 2 - Average Balances and Interest Rates

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold and interest bearing balances due from banks	$7,832,069	$4,622	0.24%	$7,960,430	$4,073	0.20%
Investment securities(3)	4,789,224	27,356	2.28	4,411,266	26,314	2.39
Loans(1)(2)	48,433,412	638,992	5.28	24,771,791	339,262	5.48
Total earning assets	61,054,705	670,970	4.40%	37,143,487	369,649	3.98%
Nonearning assets	58,790			398,725
Total assets	$61,113,495			$37,542,212

Interest-bearing liabilities:
Interest-bearing demands	$5,118,460	$12,487	0.98%	$3,584,045	$6,959	0.78%
Savings	17,674,203	59,684	1.35	2,964,102	9,234	1.25
Time deposits	21,610,939	104,747	1.94	15,745,190	83,207	2.11
Total interest-bearing liabilities	44,403,602	176,918	1.59%	22,293,337	99,400	1.78%
Noninterest- bearing liabilities	5,878,060			3,521,673
Shareholders' equity	10,831,833			11,727,202
Total liabilities and shareholders' equity	$61,113,495			$37,542,212
Net interest spread			2.81%			2.20%
Net interest income/ margin(3)		$494,052	3.24%		$270,249	2.91%

1) There were no loans in nonaccrual status in 2010.
(2) Loan fees are included in interest income.
(3) The Company has sustained a taxable loss, so the Company has not been able to realize any tax benefit from tax-exempt investment securities

Table 3 - Changes in Net Interest Income

	Six months ended June 30,
	2011 over 2010
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Federal funds sold and interest- bearing deposits with banks	$(2,216)	$(3,336)	$1,120
Investment securities	8,941	10,152	(1,211)
Loans	679,296	693,278	(13,982)
Net change in interest income	686,021	700,094	(14,073)

Increase (decrease) in interest expense
Interest-bearing demand	10,419	6,297	4,122
Savings	85,586	81,430	4,156
Time deposits	83,765	92,330	(8,565)
Borrowings	—	—	—
Net change in interest expense	179,770	180,057	(287)

Net change in net interest income	$506,251	$520,037	$(13,786)

	Three months ended June 30,
	2011 over 2010
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Federal funds sold and interest- bearing deposits with banks	$549	$(48)	$597
Investment securities	1,042	2,853	(1,811)
Loans	299,730	311,637	(11,907)
Net change in interest income	301,321	314,442	(13,121)

Increase (decrease) in interest expense
Interest-bearing demand	5,528	3,457	2,071
Savings	50,450	49,650	800
Time deposits	21,540	27,484	(5,944)
Borrowings	-	-	-
Net change in interest expense	77,518	80,591	(3,073)

Net change in net interest income	$223,803	$233,851	$(10,048)

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

Provision for loan losses

The provision for loan losses for the three and six month periods ended June 30, 2011 was $28,400 and $79,900, respectively.  The provision for loan losses for the three and six month periods ended June 30, 2010 was $102,000 and $174,000, respectively. The decreased provision for the three months ended June 30, 2011 was due primarily to less growth in the loan portfolio over the same period in the prior year.  Loan growth was $4.9 million in the first half of 2011 compared to $17.5 million in growth for the same period in 2010.  The allowance for loan losses was approximately 1.09% as of June 30, 2011 compared to approximately 1.00% as of June 30, 2010.  There were no charge-offs or recoveries during either period.  Management will continue to monitor the portfolio for potential inherent losses that may be existent and will increase the allowance for loan losses accordingly.

Noninterest income

Total noninterest income for the three and six month periods ended June 30, 2011 were $6,200 and $18,800, respectively.  Total noninterest income for the three and six month periods ended June 30, 2010 were $11,400 and $16,700, respectively. The income earned in the three month period ended June 30, 2011 consisted of service charges on deposit accounts of $2,600 and $3,600 of other miscellaneous income.   For the six month period ended June 30, 2010, noninterest income was comprised primarily of service charges on deposit accounts of $1,600 and gain on sale of loans held for sale of $11,600.  The increase for June 30, 2011 compared to June 30, 2010 was primarily the result of deposit growth combined with other income somewhat offset by a decline in gain on sale of loans held for sale. As volumes of loans and deposits increase, the Company expects our noninterest income to increase as well.  Gain on sale of loans is expected to increase somewhat during the second half of 2011 over the first half of 2011.

Noninterest expenses

The following table summarizes changes in the Company's noninterest expense by category for the three and six month periods ended June 30, 2011 and 2010. , respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Noninterest expense
Salaries and benefits	$370,602	$329,242	12.6%	$712,882	$649,140	9.8%
Occupancy & equipment expense	43,639	40,125	8.8%	85,270	81,070	5.2%
FAS 123R share based payments	11,757	13,629	-13.7%	25,386	22,141	14.7%
Training & travel	11,982	12,753	-6.0%	21,450	23,615	-9.2%
Data processing & computer support	38,689	28,426	36.1%	73,229	54,385	34.6%
Marketing	13,410	33,326	-59.8%	27,411	57,911	-52.7%
Audit & other professional fees	50,139	54,232	-7.5%	100,373	114,700	-12.5%
Legal	19,086	28,098	-32.1%	39,104	56,606	-30.9%
Insurance	20,336	17,700	14.9%	47,272	32,019	47.6%
Telephone expense	12,496	9,680	29.1%	22,982	21,155	8.6%
Other expense	36,115	28,748	25.6%	60,747	44,159	37.6%
Total noninterest expenses	$628,251	$595,959	5.4%	$1,216,106	$1,156,901	5.1%

Total noninterest expenses remained relatively flat for the three and six months ended June 30, 2011compared to the same period in the 2010.  However, individual components of the total changed significantly due mainly to planned growth of the Company.  The largest percentage increases for the three and six months ended June 30, 2011 compared to the same periods in 2010 were insurance of 14.9% and 47.6%, respectively, due to increased FDIC insurance associated with our growing deposit volumes; data processing and computer support expenses of 36.1% and 34.6%, respectively, due to growth in volume related charges and salary and benefit expense of 12.6% and 9.8%, respectively, resulting from the increased number of employees.  Other expenses increased 37.6% and 25.6% for the three and six months ended June 30, 2011, respectively, compared to the same period in 2010.  These amounts are comprised of a number of smaller expenses amounts, none of which increased significantly.

  Several noninterest expense accounts decreased for the three and six months ended June 30, 2011 over the same period in 2010 due to planned reductions.  Marketing decreased 59.8% and 52.7%, respectively, and legal expenses decreased 30.9% and 32.1%, respectively.  Both expense categories are expected to be less in 2011 than they were in 2010.

Income tax expense

No Federal income tax expense or benefit was recognized during the three and six months ended June 30, 2011 due to the tax loss carry-forward position of the Company.  An income tax benefit may be recorded in future periods, when the Company begins to become profitable and management believes that profitability will continue for the foreseeable future.  An income tax receivable of $3,700 included in other assets in the June 30, 2011 interim condensed consolidated balance sheet represents the Company’s remaining overpayment of projected Michigan Business Tax for 2010 for the remainder of 2011.

Capital Expenditures

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment preparing our property to be utilized in the ordinary course of our banking business.  The Company incurred capitalized expenditures of $35,000 for the six month period ended June 30, 2011 and $6,000 for the six month period ended June 30, 2010.

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

The Company has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures are effective as of the date of this report and designed so that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosures.

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

There were no significant changes made in our internal control over financial reporting (as defined under Rule 15d-15(f) under the Exchange Act) or in other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Number	Description
3.1	Articles of Incorporation**
3.2	Bylaws**
3.3	Amended and Restated Bylaws***
4.1	Specimen common stock certificate**
4.2	Form of Grand River Commerce, Inc. Organizers’ Warrant Agreement**
4.3	See Exhibits 3.1 and 3.2 for provisions of the articles of in Company and bylaws defining rights of holders of the common stock
10.1	Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.2	Form of Incentive Stock Option Award Agreement pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.3	Form of Stock Option Award Agreement for non-qualified stock options pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.4	Form of Warrant Agreement****

10.5	Employment Agreement by and between Grand River Bank and Robert P. Bilotti+
10.6	Employment Agreement by and between Grand River Bank and Elizabeth C. Bracken+
10.7	Consulting Agreement by and between Grand River Commerce, Inc. and David H. Blossey+**
10.8	Consulting Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+**
10.9	Consulting Agreement by and between Grand River Commerce, Inc. and Elizabeth C. Bracken+**
10.12	Employment Agreement by and between Grand River Bank and Mark Martis+
10.13	Consulting Agreement by and between Grand River Commerce, Inc. and Mark Martis+**
10.14	Lease Agreement by and between Grand River Bank and Southtown Center LLC, dated December 10, 2010.
10.15	Acknowledgement and Release dated January 31, 2011.+****
10.16	Amendment Number One to the Terms and Conditions to the Incentive Stock Award Agreement dated January 31, 2011.****
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a compensatory plan or contract

*	Previously filed as an exhibit to our Current Report on Form 8-K filed March 10, 2009

**	Previously filed as an exhibit to the registration statement filed November 16, 2007

***	Previously filed as an exhibit to our Current Report on Form 8-K filed May 30, 2008

****	Previously filed as an exhibit to our Current Report on Form 8-K filed February 4, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2011	GRAND RIVER COMMERCE, INC.

	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

	By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer