Form 10-Q/A
period 2011-06-30
GRAND RIVER COMMERCE INC
filed 2011-09-08
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/A

(AMENDMENT NO. 1)

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

Large accelerated filer 	Accelerated filer ☐

Non-accelerated filer  ( Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

The number of shares outstanding of the issuer’s Common Stock, as of the latest practicable date was 1,700,120 shares as of August 8, 2011.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Grand River Commerce, Inc. (the “Company”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 11, 2011 (the “Form 10-Q”), is being filed for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.  Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 as described above.  This Amendment No. 1 on Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

The Interactive Data Files on Exhibit 101 hereto are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.                      EXHIBITS

Number	Description
3.1	Articles of Incorporation**
3.2	Bylaws**
3.3	Amended and Restated Bylaws***
4.1	Specimen common stock certificate**
4.2	Form of Grand River Commerce, Inc. Organizers’ Warrant Agreement**
4.3	See Exhibits 3.1 and 3.2 for provisions of the articles of in Company and bylaws defining rights of holders of the common stock
10.1	Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.2	Form of Incentive Stock Option Award Agreement pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.3	Form of Stock Option Award Agreement for non-qualified stock options pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.4	Form of Warrant Agreement****
10.5	Employment Agreement by and between Grand River Bank and Robert P. Bilotti+
10.6	Employment Agreement by and between Grand River Bank and Elizabeth C. Bracken+
10.7	Consulting Agreement by and between Grand River Commerce, Inc. and David H. Blossey+**
10.8	Consulting Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+**
10.9	Consulting Agreement by and between Grand River Commerce, Inc. and Elizabeth C. Bracken+**
10.12	Employment Agreement by and between Grand River Bank and Mark Martis+
10.13	Consulting Agreement by and between Grand River Commerce, Inc. and Mark Martis+**
10.14	Lease Agreement by and between Grand River Bank and Southtown Center LLC, dated December 10, 2010.
10.15	Acknowledgement and Release dated January 31, 2011.+****
10.16	Amendment Number One to the Terms and Conditions to the Incentive Stock Award Agreement dated January 31, 2011.****
31.1	Certification of Chief Executive Officer*****
31.2	Certification of Chief Financial Officer*****
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*****

101.INS ******	XBRL Instance Document
101.SCH ******	XBRL Taxonomy Schema
101.CAL ******	XBRL Taxonomy Calculation Linkbase
101.DEF ******	XBRL Taxonomy Definition Linkbase
101.LAB ******	XBRL Taxonomy Label Linkbase
101.PRE ******	XBRL Taxonomy Presentation Linkbase

+	Indicates a compensatory plan or contract

*	Previously filed as an exhibit to our Current Report on Form 8-K filed March 10, 2009

**	Previously filed as an exhibit to the registration statement filed November 16, 2007

***	Previously filed as an exhibit to our Current Report on Form 8-K filed May 30, 2008

****	Previously filed as an exhibit to our Current Report on Form 8-K filed February 4, 2011

*****	Previously included as an exhibit to our Quarterly Report on Form 10-Q for the period ended June30, 2011 filed August 11, 2011

******
Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Dated: September 7, 2011	GRAND RIVER COMMERCE, INC.

	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

	By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer

EXHIBIT LIST

31.1	Certification of Chief Executive Officer*****
31.2	Certification of Chief Financial Officer*****
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*****
101.INS ******	XBRL Instance Document
101.SCH ******	XBRL Taxonomy Schema
101.CAL ******	XBRL Taxonomy Calculation Linkbase
101.DEF ******	XBRL Taxonomy Definition Linkbase
101.LAB ******	XBRL Taxonomy Label Linkbase
101.PRE ******	XBRL Taxonomy Presentation Linkbase

*****	Previously included as an exhibit to our Quarterly Report on Form 10-Q for the period ended June30, 2011 filed August 11, 2011

******
Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.