Form 10-Q
period 2011-09-30
GRAND RIVER COMMERCE INC
filed 2011-11-07
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

☐ Yes ☑ No

The number of shares outstanding of the issuer’s Common Stock, as of the latest practicable date was 1,700,120 shares as of November 4, 2011.

GRAND RIVER COMMERCE, INC.

FORM 10-Q

i

PART I—FINANCIAL INFORMATION

ITEM 1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents
Cash	$10,932,611	$3,891,549
Federal funds sold	673,605	551,436
Total cash and cash equivalents	11,606,216	4,442,985

Investment securities, available-for-sale	5,416,253	3,793,769
Federal Home Loan Bank Stock, at cost	80,500	33,400
Mortgage loans held for sale	-	89,971
Loans
Total loans	54,729,243	43,490,233
Less: allowance for loan losses	611,000	458,000
Net loans	54,118,243	43,032,233
Premises and equipment	188,385	202,973
Interest receivable and other assets	213,751	212,412
TOTAL ASSETS	$71,623,348	$51,807,743

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest bearing	$8,658,946	$4,533,944
Interest bearing	52,147,496	36,107,976
Total deposits	60,806,442	40,641,920

Interest payable and other liabilities	227,488	141,279
Total liabilities	61,033,930	40,783,199

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized — 1,700,120 shares issued and outstanding at September 30, 2011 and at December 31, 2010	17,001	17,001
Additional paid-in capital	15,035,418	14,998,127
Additional paid-in capital warrants	479,321	479,321
Accumulated deficit	(5,002,364)	(4,463,983)
Accumulated other comprehensive income (loss)	60,042	(5,922)
Total shareholders’ equity	10,589,418	11,024,544

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,623,348	$51,807,743

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$676,331	$454,681	$1,911,955	$1,011,009
Investment securities	29,074	23,711	82,141	67,837
Federal funds sold and other income	6,087	2,651	13,915	12,695
Total interest income	711,492	481,043	2,008,011	1,091,541

Interest expense
Deposits	186,164	125,427	526,259	285,752
Total interest expense	186,164	125,427	526,259	285,752

Net interest income	525,328	355,616	1,481,752	805,789

Provision for loan losses	73,100	56,000	153,000	230,000
Net interest income after provision for loan losses	452,228	299,616	1,328,752	575,789

Noninterest income
Service charges and other fees	2,261	1,575	6,571	3,162
Gain on sale of loans	29,363	7,265	35,831	18,871
Other	3,060	1,634	11,080	5,105
Total noninterest income	34,684	10,474	53,482	27,138

Noninterest expenses
Salaries and benefits	426,829	349,331	1,139,711	998,471
Occupancy and equipment	46,632	42,285	131,902	123,355
Share based payment awards (Note 8)	11,905	13,629	37,291	35,769
Travel and training	10,692	12,802	32,142	36,417
Data processing and computer support	35,805	33,046	109,034	87,431
Advertising and Marketing	11,195	15,816	38,606	73,727
Audit and other professional fees	73,333	47,055	173,706	161,755
Legal fees	15,066	14,793	54,170	71,399
Insurance, including FDIC coverage	21,210	19,809	68,482	51,828
Telephone and data communications	12,567	10,138	35,549	31,293
Other	39,276	23,308	100,022	67,467
Total noninterest expenses	704,510	582,012	1,920,615	1,738,912

Net loss	$(217,598)	$(271,922)	(538,381)	$(1,135,985)

Basic and diluted (loss) per share	$(0.13)	$(0.16)	$(0.32)	$(0.67)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(217,598)	$(271,922)	$(538,381)	$(1,135,985)
Other comprehensive income
Unrealized gains on securities available-for-sale	28,173	(3,948)	99,944	56,032
Deferred income taxes	(9,581)	1,342	(33,980)	(19,051)
Comprehensive loss	$(199,006)	$(274,528)	$(472,417)	$(1,099,004)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid in Capital	Additional Paid in Capital Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, January 1, 2010	$17,001	$14,948,729	$479,321	$(3,102,722)	$803	$12,343,132
Share based payment awards under equity compensation plan	—	35,769	—	—	—	35,769
Comprehensive loss	—	—	—	(1,135,985)	36,981	(1,099,004)

Balances, September 30, 2010	$17,001	$14,984,498	$479,321	$(4,238,707)	$37,784	$11,279,897

Balances, January 1, 2011	$17,001	$14,998,127	$479,321	$(4,463,983)	$(5,922)	$11,024,544
Share based payment awards under equity compensation plan	—	37,291	—	—	—	37,291
Comprehensive loss	—	—	—	(538,381)	65,964	(472,417)

Balances, September 30, 2011	$17,001	$15,035,418	$479,321	$(5,002,364)	$60,042	$10,589,418

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(538,381)	$(1,135,985)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share based compensation	37,291	35,769
Provision for loan losses	153,000	230,000
Net realized gain on call of investment securities	(129)	—
Net amortization on investment securities	9,992	11,112
Originations of loans held for sale	(2,061,300)	(1,183,000)
Proceeds from loan sales	2,187,102	1,618,871
Deferred income taxes	(33,980)	(19,051)
Net realized gain on sale of loans	(35,831)	(18,871)
Depreciation	68,685	67,366
Net change in:
Interest receivable and other assets	(1,339)	(65,088)
Interest payable and other liabilities	86,209	96,458
Net cash used in operating activities	(128,681)	(362,419)

Cash flows from investing activities
Loan principal originations and collections, net	(11,239,010)	(22,824,508)
Activity in available for sale investment securities
Maturities and prepayments	3,967,676	2,931,115
Purchases of investment securities	(5,500,079)	(4,008,262)
Purchase of FHLB stock	(47,100)	(32,400)
Purchase of equipment	(54,097)	(7,232)
Net cash used in investing activities	(12,872,610)	(23,941,287)

Cash flows from financing activities
Acceptances of and withdrawals of deposits, net	20,164,522	15,546,571

Net increase (decrease) in cash and cash equivalents	7,163,231	(8,757,136)

Cash and cash equivalents, beginning of the period	4,442,985	13,392,886

Cash and cash equivalents, end of the period	$11,606,216	$4,635,750

Supplemental cash flows information:
Cash paid during the period for interest	$522,479	$269,059

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Grand River Commerce, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Note 1:	Organization, Business and Summary of Significant Accounting Principles

Nature of Organization and Basis of Presentation

Grand River Commerce, Inc. (“GRCI” or the “Company”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo bank in Michigan.  GRCI’s fiscal year ends on December 31.  Upon receiving final regulatory approvals to commence business in April 2009, GRCI capitalized Grand River Bank, a de novo bank (the “Bank”) which also has a December 31 fiscal year end.  The Bank is a wholly-owned subsidiary of GRCI.

The Bank is a full-service commercial bank headquartered in Grandville, Michigan serving the communities of Grandville, Grand Rapids and the surrounding area with a broad range of commercial and consumer banking services to small-and medium-sized businesses, professionals, and local residents who it believes will be particularly responsive to the style of service which the Bank provides.

Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Bank’s primary markets.  The Bank’s performance can be significantly affected by changes in interest rates or changes in the automotive, furniture and medical industries which comprise a significant portion of the local economic environment.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, share-based compensation, and the valuation of deferred income tax assets.  In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant real estate properties serving as collateral for certain loans.

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

Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of very recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio consists of loans issued primarily in the past thirty months, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision and allowance for loan losses, which would adversely affect our results of operations and financial condition.  Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.

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

In the first nine months of 2011, the Bank sold residential mortgage loans to an unrelated third party with proceeds of $2,061,300 which resulted in gains of $36,000.  In the first nine months of 2010, the Bank sold residential mortgage loans to an unrelated third party with proceeds of $1,183,000 which resulted in a gain of $19,000.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  As of September 30, 2011 and December 31, 2010, the Bank had no foreclosed real estate properties.

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

Advertising Costs

Advertising and marketing costs, amounting to $39,000 and $74,000 for the first nine months of 2011 and 2010, respectively, are expensed as incurred.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investment securities, are reported as a separate component of the equity section in the interim condensed consolidated balance sheets.   Such items, along with net income (loss), are components of comprehensive income (loss).

Net Loss per Share

Basic and diluted losses per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.  Weighted-average common shares outstanding for the three and nine month periods ended September 30, 2011 and 2010 totaled 1,700,120.  Common stock equivalents consisting of common stock options and common stock purchase warrants as described in Notes 8 and 9, are anti-dilutive and are therefore excluded.

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

ASU No. 2011-01:  “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  In January 2011, ASU No. 2011-01 amended ASC Topic 310, “Receivables”  to temporarily delay the effective date of new disclosures related to troubled debt restructurings as required in ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which was effective for interim and annual periods ending after December 15, 2010.  The effective date of the new disclosures about troubled debt restructurings was delayed to coordinate with newly issued guidance for determining what constitutes a troubled debt restructuring (ASU No. 2011-02). The new disclosures were effective for interim and annual periods beginning on or after June 15, 2011 and required increased disclosures related to troubled debt restructurings.

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

In addition, ASU No. 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on modification of payables (ASC Topic 470, “Debt”) when evaluating whether a modification constitutes a troubled debt restructuring.  The new authoritative guidance was effective for interim and annual periods beginning on or after June 15, 2011.  The adoption of this standard increased the disclosure requirements related to troubled debt restructurings (See Note 3 – Loans and Allowance for Loan Losses).

Pending Accounting Standards Updates

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

ASU No. 2011-05: “Presentation of Comprehensive Income.”  In June 2011, ASU No. 2011-05 amended ASC Topic 220, “Comprehensive Income” to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. In addition, to increase the prominence of items reported in other comprehensive income, and to facilitate the convergence of GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  Recently, the FASB deferred the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  The new authoritative guidance is effective for public entities’ interim and annual periods beginning after December 15, 2011, with the exception of the part deferred, and is not expected to impact the Company’s consolidated financial statements based on the current presentation.

ASU No. 2011-08:”Testing Goodwill for Impairment.”  In September 2011, ASU No. 2011-08 amended ASC Topic 350, “Goodwill and Other” to simplify the testing of goodwill impairments.  This update will allow for the qualitative assessment of goodwill to determine whether or not it is necessary to perform the two-step impairment test described in ASC Topic 350.  The new authoritative guidance is effective for fiscal years beginning after December 31, 2011, with early adoption permitted, and is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2:	Investment Securities

The amortized cost and fair value of investment securities classified as available-for-sale, including gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	Losses	Value
U.S. government agencies	$2,499,462	$1,198	$(5,460)	$2,495,200
Mortgage-backed securities issued by U.S. government agencies	2,825,818	95,235	-	2,921,053
Total	$5,325,280	$96,433	$(5,460)	$5,416,253

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. government agencies	$1,499,836	$—	$(14,906)	$1,484,930
Mortgage-backed securities issued by U.S. government agencies	2,302,904	9,820	(3,885)	2,308,839
Total	$3,802,740	$9,820	$(18,791)	$3,793,769

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2011, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Less than one year	One year to five years	Five years to ten years	Over ten years	Total
Available for Sale
U.S. Government agencies	$—	$2,499,462	$—	$—	$2,499,462
Mortgage-backed securities issued by U.S. government agencies and corporations	—	—	655,484	2,170,334	2,825,818
Total Amortized Cost	$—	$2,499,462	$655,484	$2,170,334	$5,325,280
Fair Value	$—	$2,495,200	$671,735	$2,249,318	$5,416,253

There were no sales of investment securities during the three and nine month periods ended September 30, 2011 or 2010.

Securities pledged to the FHLB as of September 30, 2011 and December 31, 2010 had fair values of $1,489,000 and $989,000, respectively, and were pledged to secure available borrowings of $650,000.  Securities pledged to First Tennessee Bank as of September 30, 2011 and December 31, 2010 had fair values of $2,417,000 and $2,912,000, respectively, and were pledged to secure the available Federal funds line of credit of $2,000,000.  There have been no borrowings from the FHLB and no Federal funds advances, other than for testing purposes, since inception.

Investment securities with unrealized losses not recognized in income, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2011		December 31, 2010
	Less than Twelve Months		Less than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. government agencies	$(5,460)	$1,494,050	$(14,906)	$1,484,930
Mortgage-backed securities issued by US government agencies	-	-	(3,885)	678,368
Total	$(5,460)	$1,494,050	$(18,791)	$2,163,298

Management has asserted that it does not have the intent to sell investment securities in an unrealized loss position and that it is more likely than not the Company will not have to sell the investment securities before recovery of its cost basis; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011 or December 31, 2010.

Note 3:	Loans and Allowance for Loan Losses

The components of the outstanding loan balances are as follows:

	September 30,	December 31,
	2011	2010
Commercial and industrial	$5,821,560	$4,722,588
Commercial real estate
Commercial	42,955,548	31,895,812
Construction and land development	2,971,163	4,846,407
Total commercial real estate	45,926,711	36,742,219
Consumer
Consumer residential and other	2,432,891	854,443
Construction	548,081	1,170,983
Total consumer	2,980,972	2,025,426

Gross loans	54,729,243	43,490,233
Less allowance for loan losses	611,000	458,000
Total loans, net	$54,118,243	$43,032,233

Changes in the allowance for loan losses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance, beginning of the period	$537,900	$308,000	$458,000	$134,000
Provision charged to operations	73,100	56,000	153,000	230,000
Loans charged-off	-	-	-	-
Recoveries	-	-	-	-
Balance, end of the period	$611,000	$364,000	$611,000	$364,000

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on the impairment method used:

Allowance for Credit Losses for the Nine Months Ended September 30, 2011
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Balances, January 2011	$50,704	$395,903	$11,145	$248	$458,000
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	6,837	126,618	18,648	897	153,000
Ending Balance	$57,541	522,521	29,793	1,145	611,000
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$57,541	$522,521	$29,793	$1,145	$611,000
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-

Allowance for Credit Losses for the Twelve Months Ended December 31, 2010
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Balances, January 2010	$18,447	$108,322	$7,231	$-	$134,000
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	32,257	287,581	3,914	248	324,000
Ending Balance	$50,704	$395,903	$11,145	$248	$458,000
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$50,704	$395,903	$11,145	$248	$458,000
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-

Financing Receivables for the Nine Months Ended September 30, 2011
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$690,265	$-	$-	$690,265
Collectively evaluated for impairment	5,821,560	45,236,446	2,980,972	-	54,038,978
Total ending balance	$5,821,560	$45,926,711	$2,980,972	$-	$54,729,243

Financing Receivables for the Twelve Months Ended December 31, 2010
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	4,722,588	36,742,219	2,025,426	-	43,490,233
Total ending balance	$4,722,588	$36,742,219	$2,025,426	$-	$43,490,233

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

High Quality-2. Borrower consistently and internally generates sufficient cash flow to fund debt service.  Borrower’s management has successful experience with this Bank or with similar business activities in a similar market.  Current and projected trends are positive and superior.  Management breadth and depth indicates high degree of stability.

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

Watch-5. Borrower may exhibit declining earnings, strained cash flow, increasing leverage, and weakening market position.  Borrower generally has limited additional debt capacity, modest coverage, and/or weakness in asset quality.  Loans may be currently performing as agreed but could be adversely affected by factors such as deteriorating economic conditions, operating problems, pending litigation, or declining value of collateral.  Borrower’s management may be of good character, but weak.  The borrower may have some limited ability to obtain similar financing with comparable or somewhat worse terms at other lending institutions.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Bank’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2011, approximately 23% of the outstanding principal balances of the Bank’s commercial real estate loans were secured by owner-occupied properties, 43% by non-owner occupied properties, 15% by multi-family, 10% by 1-4 family residential properties and 9% by other types.

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

The credit risk profile of the loan portfolio is presented in the following tables.

Credit Quality Indicators as of September 30, 2011:
				Commercial
		Commercial		Real Estate
		and	Commercial	Construction and
	Risk Rating Definitions	Industrial	Real Estate	Land Development
1—2	High quality	$1,299,491	$4,552,180	$—
3	Average quality	2,326,203	17,999,213	147,163
4	Acceptable Risk	2,164,866	19,713,890	2,824,000
5	Watch	31,000	—	—
6	Special Mention	—	—	—
7	Substandard	—	690,265	—
8	Doubtful	—	—	—
9	Loss	—	—	—
Total		$5,821,560	$42,955,548	$2,971,163

Credit Quality Indicators as of December 31, 2010:
				Commercial
		Commercial		Real Estate
		and	Commercial	Construction and
	Risk Rating Definitions	Industrial	Real Estate	Land Development
1—2	High quality	$128,438	$4,459,047	$—
3	Average quality	1,151,291	11,095,807	199,391
4	Acceptable Risk	3,442,859	16,340,958	4,647,016
5	Watch	—	—	—
6	Special Mention	—	—	—
7	Substandard	—	—	—
8	Doubtful	—	—	—
9	Loss	—	—	—
Total		$4,722,588	$31,895,812	$4,846,407

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade as of September 30, 2011
	Consumer
	Residential	Consumer
Grade	and Other	Construction	Total

Pass	$2,411,334	$548,081	$2,959,415
Special mention	—	—	—
Substandard	—	—	—
Total	$2,411,334	$548,081	$2,959,415

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade as of December 31, 2010
	Consumer
	Residential	Consumer
Grade	and Other	Construction	Total

Pass	$840,745	$1,170,983	$2,011,728
Special mention	—	—	—
Substandard	—	—	—
Total	$840,745	$1,170,983	$2,011,728

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

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity as of September 30, 2011
Consumer
Other
Performing	$21,557
Nonperforming	—
Total	$21,557

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity as of December 31, 2010
Consumer
Other
Performing	$13,698
Nonperforming	—
Total	$13,698

Impaired loans are presented in the following tables as of September 30, 2011.  The balance of impaired loans relates to one borrower and management does not believe the impairment to be associated with any particular aspect of the borrower’s industry or the local economy.

Unpaid
Impaired without	Recorded	Principal	Valuation
recorded valuation allowance	Investment	Balance	Allowance
Commercial and industrial	$-	$-	$-
Commercial real estate	690,265	690,265	-
Commercial real estate-construction and land development	-	-	-

Consumer residential and other	-	-	-

Consumer construction	-	-	-
Total impaired without a valuation allowance	690,265	690,265	-

Impaired with a recorded valuation allowance
Commercial and industrial	-	-	-
Commercial real estate	-	-	-
Commercial real estate-construction and land development	-	-	-

Consumer residential and other	-	-	-

Consumer construction	-	-	-
Total impaired with valuation allowance	-	-	-
Total impaired loans	$690,265	$690,265	$-

Average of impaired loans	Three Months	Nine Months
without allocation recorded	Months Ended	Months Ended
over the period	September 30, 2011	September 30, 2011
Commercial and industrial	$-	$-
Commercial real estate	689,940	690,318
Commercial real estate-construction and land development	-	-

Consumer residential and other	-	-
Consumer construction	-	-

Interest income recognized during impairment
Commercial and industrial	-	-
Commercial real estate	-	-
Commercial real estate-construction and land development	-	-

Consumer residential and other	-	-
Consumer construction	-	-

Cash-basis interest income recognized
Commercial and industrial	-	-
Commercial real estate	-	-
Commercial real estate-construction and land development	-	-

Consumer residential and other	-	-
Consumer construction	-	-

There were no impaired loans as of December 31, 2010.

The following table presents the recorded investments in nonaccrual and loans past due over 90 days still on accrual by class as of September 30, 2011:

Over 90
Days
	Nonaccrual	Accruing
Commercial and industrial	$-	$-
Commercial real estate	690,265	-
Commercial real estate-construction and land development	-	-

Consumer residential and other	-	-

Consumer construction	-	-
Total	$690,265	$-

There were no nonaccrual loans or loans past due over 90 days as of December 31, 2010.

The following table presents the aging of recorded investment in past due loans as of September 30, 2011 by class of loans:

		Greater		Loans
	30-90	than	Total	not
	Days	90 days	past due	past due	Total
Commercial and industrial	$-	$-	$-	$5,821,560	5,821,560
Commercial real estate	-	-	-	42,955,548	42,955,548
Commercial real estate-construction and land development	-	-	-	2,971,163	2,971,163
Consumer residential and other	-	-	-	2,432,891	2,432,891
Consumer construction	-	-	-	548,081	548,081
Total	$-	$-	$-	$54,729,243	54,729,243

There were no past due loans as of December 31, 2010.  In addition, no loans have been transferred to foreclosed real estate in 2011 or 2010.

As of September 30, 2011, the terms of certain loans were modified and are considered troubled debt restructurings (“TDR”). The Company had loans from one customer currently aggregating $690,265 which have been restructured.  The terms of these loans have been restructured to allow the customer to mitigate foreclosure by meeting a lowered loan payment requirement based upon the customer’s cash flow.  There were no loans modified as troubled debt restructurings during the three months and nine months ended September 30, 2011 for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The Company has determined that these loans have sufficient collateral to mitigate any potential loss.  Therefore, the Company has determined that no additional provision was required for loans whose terms have been modified in a troubled debt restructuring as of September 30, 2011.    The Company did not have any loans with modified terms that were determined to be troubled debt restructurings prior to the quarter ended June 30, 2011.

The following table is a comparison of our troubled debt restructuring by class as of the date indicated.

	September 30, 2011			December 31, 2010
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment

Troubled debt restructurings Commercial mortgages	2	$690,695	$690,695	-	$-	$-
Total	2	$690,695	$690,695	-	$-	$-

Note 4:	Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

	September 30,	December 31,
	2011	2010
Leasehold improvements	$45,265	$44,540
Furniture, fixtures and equipment	356,814	303,442
Accumulated depreciation	(213,694)	(145,009)
Premises and equipment, net	$188,385	$202,973

Depreciation expense was $68,685 and $67,366 for the nine month periods ended September 30, 2011 and 2010, respectively.  Depreciation expense was $24,426 and $22,358 for the three month periods ended September 30, 2011 and 2010, respectively.

Note 5:	Deposits

The components of the outstanding deposit balances are as follows:

	September 30, 2011	December 31, 2010
Noninterest bearing
Demand	$8,658,946	$4,533,944
Interest bearing
Checking	5,617,936	4,162,066
Savings	23,755,325	9,779,584
Time, under $100,000	14,784,881	14,395,530
Time, over $100,000	7,989,354	7,770,796
Total deposits	$60,806,442	$40,641,920

Note 6:	Financial Instruments Recorded at Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available-for-sale investment securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis.  As of September 30, 2011, and December 31, 2010 the Company had no assets or liabilities recorded at fair value on a nonrecurring basis.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.  There were no changes in the methods used in estimating fair value decisions as of September 30, 2011 or December 31, 2010.

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

Deposits:  Demand, savings, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for variable rate certificates of deposit approximate their recorded carrying value.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Assets Recorded at Fair Value on a Recurring Basis

All of the Bank’s investment securities available for sale are classified within Level 2 of the valuation hierarchy because quoted prices for similar assets are available in an active market.

The following table presents the financial instruments measured at fair value on a recurring basis (000s omitted), and by valuation hierarchy (as described above).

As of September 30, 2011	Level 1	Level 2	Level 3	Total
Investment securities available for sale
U.S. government agencies	$—	$2,495	$—	$2,495
Mortgage-backed securities issued by U.S. government agencies	—	2,921	—	2,921
Total	$—	$5,416	$—	$5,416

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Investment securities available for sale
U.S. government agencies	$—	$1,485	$—	$1,485
Mortgage-backed securities issued by U.S. government agencies	—	2,309	—	2,309
Total	$—	$3,794	$—	$3,794

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s interim condensed consolidated balance sheets are as follows (000’s omitted):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$11,606	$11,606	$4,443	$4,443
Mortgage loans held for sale	-	-	90	90
Net loans	54,118	55,192	43,032	43,295
Federal Home Loan Bank Stock	81	81	33	33
Accrued interest receivable	147	147	143	143

Financial liabilities
Noninterest bearing deposits	8,659	8,659	4,534	4,534
Interest bearing deposits	52,147	52,273	36,108	36,108
Accrued interest payable	26	26	23	23

Note 7:	Operating Lease

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

In December 2010, 5,000 options were cancelled due to forfeiture.  During the second quarter of 2011, GRCI awarded 16,500 additional shares under the 2009 Plan. Director options totaling 10,000 shares were awarded to new directors and an additional 6,500 shares were awarded to employees.  All such options expire in ten years and have a $10.00 per share strike price.  During the third quarter of 2011, 5,000 additional options were cancelled due to forfeiture. The total stock options outstanding at September 30, 2011 and December 31, 2010 were 106,500 and 95,000, respectively.  No options have been exercised as of September 30, 2011.

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

Calculated volatility	10.86%
Weighted average dividends	0.00%
Expected forfeiture rate	4.43%
Expected term (in years)	5 years
Risk-free interest rate	1.65%

Weighted average fair value of options granted	$1.06

A summary of option activity under the 2009 Plan for the nine month period ended September 30, 2011 and 2010 is as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at January 1,	95,000	$10.00	100,000	$10.00
Granted	16,500	—	—	—
Exercised	—	—	—	—
Expired or cancelled	(5,000)	—	—	—
Outstanding at September 30,	106,500	$10.00	100,000	$10.00

There are 46,002 common stock options able to be exercised at September 30, 2011.  The weighted-average grant-date calculated value approximated $17,490 at September 30, 2011 for options granted during the second quarter of 2011.  As of September 30, 2011, there was approximately $94,100 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2009 Plan.  That cost is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the status of our non-vested shares as of September 30, 2011 and 2010, and changes during the nine month period ended September 30.

	2011		2010
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Fair Value	Shares	Fair Value

Nonvested at January1,	71,998	2.21	100,000	$2.21
Granted	16,500	1.06	—	—
Forfeited	(1,665)	2.21	—	—
Vested	(23,000)	2.21	(24,667)	—
Nonveseted at September 30,	63,833	1.91	75,333	$2.21

Note 9:	Common Stock Purchase Warrants

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

The fair value of each warrant issued was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

Dividend yield or expected dividends	0.00%
Risk free interest rate	2.02%
Expected life	5 yrs
Expected volatility	12.00%

No warrants were exercised in the three or nine months ended September 30, 2011 and 2010 or the years ended December 31, 2010 and 2009.

Note 10:	Minimum Regulatory Capital Requirements and Restrictions on Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  The Company is restricted from paying dividends until such time as the Bank achieves profitability on a continuing basis and the Bank has sufficient capital to do so.  The Bank is required to maintain a minimum ratio of Tier 1 capital to average assets of 8% for the first seven years of operation.  The Bank was considered well capitalized as of September 30, 2011.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total capital (to risk-weighted assets)	$10,642	20.97%	$4,060	8.00%	$5,075	10.00%
Tier 1 capital (to risk-weighted assets)	10,031	19.77	2,030	4.00	3,045	6.00
Tier 1 capital (to average assets)	10,031	14.74	2,723	4.00	3,403	5.00

December 31, 2010
Total capital (to risk-weighted assets)	$10,889	26.00%	$3,350	8.00%	$4,187	10.00%
Tier 1 capital (to risk-weighted assets)	10,431	24.91	1,675	4.00	2,513	6.00
Tier 1 capital (to average assets)	10,431	21.69	1,924	4.00	2,405	5.00

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

The contractual amount of financial instruments with off-balance sheet risk was as follows:

	September 30, 2011	December 31, 2010
Unfunded commitments under lines of credit and overdraft lines	$7,367,623	$5,146,105
Commitments to grant loans	13,577,439	3,448,000
Total	$20,945,062	$8,594,105

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

Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Note 12:	Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  A valuation allowance is established when necessary to reduce the deferred tax assets to the amount expected to be realized.  As a result of the Company commencing operations in the second quarter of 2009, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period and the first few years of operations has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The components of the Company’s net deferred tax assets, included in other assets, are as follows:

	September 30, 2011	December 31, 2010
Deferred Tax Asset:
Net deferred tax assets	$1,683,000	$1,499,972
Less: valuation allowance	(1,683,000)	(1,499,972)
Total net deferred tax asset	$—	$—

There are no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements.  The Company does not expect the total amount of unrecognized tax liabilities to increase significantly over the next twelve months.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company does not have any amounts accrued for interest and penalties at September 30, 2011 or December 31, 2010 and is not aware of claims for any such amounts by the federal income tax authorities.

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

The Bank opened for business on April 30, 2009 and is a full-service commercial bank headquartered in Grandville, Michigan.  The Bank serves Grandville, Grand Rapids, and their neighboring communities with a broad range of commercial and consumer banking services to small and medium-sized businesses, professionals and individuals who it believes will be particularly responsive to the style of service which the Bank provides.  It is assumed that local ownership and control will allow the Bank to serve customers more efficiently and effectively and will aid in the Bank’s growth and success.  The Bank endeavors to compete on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the needs of the client.  The Bank recently received approval of its revised business plan from the FDIC and the Michigan Office of Financial and Insurance Regulation (“OFIR”), adjusting original financial forecasts to more accurately reflect current expectations and changed economic conditions from the time the original forecast was prepared prior to the opening of the Bank.

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

As previously stated, the Bank began active banking operations on April 30, 2009.  As of September 30, 2011, the Company’s total assets were $71.6 million, compared to $51.8 million as of December 31, 2010.  As of September 30, 2011, total assets were primarily comprised of cash and cash equivalents of $11.6 million, investment securities of $5.5 million, including restricted equity investment securities, and net loans of $54.1 million.  In addition, the Bank ended the September 30, 2011 quarter with $60.8 million in deposits and $10.5 million in shareholders’ equity, compared to $40.6 million in deposits and $11.0 million in shareholders’ equity as of December 31, 2010.

At September 30, 2011, the Bank’s allowance for loan losses was $611,000, or approximately 1.12% of its loans outstanding compared to an allowance for loan losses of $458,000, or approximately 1.05% of it loans outstanding, as of December 31, 2010.  As the Bank’s loan portfolio continues to grow, we expect to increase our loan loss provision and allowance for loan losses in a prudent and conservative manner, especially in light of the current economic environment.  Because we cannot predict with precision the future trajectory of the economy in 2011 and beyond and because significant uncertainty remains with respect to unemployment levels and recessionary economic conditions, we will continue to monitor our loan portfolio carefully and to administer our practice of conservative loan underwriting.  We believe that our strong initial capital position will help us navigate through this difficult and unprecedented environment.

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

Groups of smaller balance homogeneous loans, such as consumer and residential loans, are collectively evaluated for impairment and a general reserve is established accordingly.  As such, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a restructuring agreement.

At September 30, 2011, the Company considers the allowance for loan losses of $611,000 adequate to provide for potential losses inherent in the loan portfolio.  Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, changing collateral values and the overall quality of the loan portfolio.

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

No assurance can be given that either the tax returns submitted by us or the income tax reported on the interim condensed consolidated financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest or penalties at either September 30, 2011 or December 31, 2010.

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

Financial Condition at September 30, 2011

Total Assets

Total assets increased to $71.6 million at September 30, 2011 from $51.8 million at December 31, 2010.  The increase was primarily the result of a $20.1 million increase in total deposits, which funded a $11.1 million increase in net loans (excluding mortgage loans held for sale), a $1.7 million increase in investment securities, and a $7.2 million increase in cash and cash equivalents.  The increase in deposits are the result of Bank efforts to grow, combined with generally favorable market conditions for deposit generation.

Loans

Net loans were $54.1 million at September 30, 2011 compared to $43.0 million as of December 31, 2010.  Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio.  At September 30, 2011, our loan portfolio consisted of $3.5 million in construction and land development loans, $43.0 million in commercial real estate loans, $5.8 million in commercial and industrial loans and $2.4 million in residential mortgage and other consumer loans compared to December 31, 2010, when our loan portfolio consisted of $6.0 million in construction and land development loans, $31.9 million in commercial real estate loans, $4.7 million in commercial and industrial loans, and $0.9 million in residential mortgage and other consumer loans.  Growth in all categories is generally expected as management expects loans to continue to grow as capital is deployed and excess cash is invested in higher yielding assets as part of the Bank’s business plan.  The volume of contruction and land development loans increases and decreases as projects are completed and loans move from construction phase to end loan status.

As of September 30, 2011, the Company has unfunded loan commitments, including available credit totaling approximately $7.4 million compared to $5.1 million as of December 31, 2010.  At September 30, 2011, commitments to grant loans expiring in 30 days or less totaled $13.6 million as compared to December 31, 2010 when they totaled $3.4 million.  The increase is due to planned growth and the timing delay between commitment and funding and, therefore, may fluctuate significantly at any given time.  While the Company has no guarantee these commitments will actually be funded, management has no reason to believe a significant portion of these commitments will not become assets of the Company.

The allowance for loan losses was $611,000 and $458,000 as of September 30, 2011 and December 31, 2010, respectively.  As of September 30, 2011 the Company had a total of $690,000 of impaired loans to one borrower, which are on nonaccrual status and have been restructured.   As of December 31, 2010, the Company had no nonaccrual or non-performing loans or loans considered to be impaired.  The allowance for loan losses as a percent of total loans was approximately 1.12% and 1.05% at September 30, 2011 and December 31, 2010, respectively.

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

Investment securities

Investment securities classified as available for sale consist of U.S. government agencies, which totaled $5.4 million at September 30, 2011, compared to $3.8 million as of December 31, 2010.  The balance as of September 30, 2011 consisted of $2.5 million in U.S. government agencies and $2.9 million in mortgage backed securities issued by the U.S. government agencies.  Other investment securities consist of $80,500 in restricted equity investment securities as of September 30, 2011 and $33,400 as of December 31, 2010.  The restricted equity investment securities are comprised entirely of stock in the Federal Home Loan Bank of Indianapolis.  The carrying value of investment securities increased by approximately $1.6 million from December 31, 2010 to September 30, 2011 due to planned growth in the investment portfolio.  The Company expects the investment portfolio to continue to grow as a part of the overall balance sheet growth.  The mix of investment securities purchased is not expected to change significantly.

Deposits

The Company had $60.8 million in deposits as of September 30, 2011, which consisted of $8.7 million in noninterest bearing demand deposit accounts, $22.8 million in time deposits, and $29.4 million of other interest bearing accounts.  Deposits increased $20.2 million from December 31, 2010 when deposits were $40.6 million consisting of $4.5 million in noninterest bearing demand deposit accounts, $22.2 million in time deposits, and $13.9 million of other interest bearing accounts.  Deposit growth came primarily from loan customers and local deposit customers with the majority of the growth occurring in MMDA (Money Market Deposit Accounts).  No deposits were obtained through deposit brokers.  We anticipate that deposits will continue to increase as the Bank continues to implement their business plan.

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

Our primary sources of funds are cash and cash equivalents, deposits, principal and interest payments received on loans and investment maturities.  While scheduled amortization of loans is a predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition.  The Bank is a member of the Federal Home Loan Bank of Indianapolis which provides the Bank with a secured line of credit.  Collateral will primarily consist of specific pledged loans and investment securities.  Management is currently evaluating loans to be pledged in support of borrowings and has pledged investment securities issued by U.S. government agencies.  The amount available to advance on the line is determined by the value of pledged collateral as determined by the Federal Home Loan Bank of Indianapolis.  The Bank has also received approval to borrow from the Federal Reserve Discount Window on a collateralized basis.  Collateral will consist of specific pledged loans.  A correspondent bank has approved a $2.0 million Federal funds line of credit on a secured basis.  Investment securities have been pledged and the line is available for use.  Lastly, the Bank has subscribed to a deposit listing service which allows the Bank to post its rates to other financial institutions.  This facility was utilized on a limited basis in 2010 and no new deposits have been obtained through this facility in 2011.   Present sources of liquidity are considered sufficient to meet current commitments.  At September 30, 2011, the Company had no borrowed funds outstanding.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination of loans.  At September 30, 2011, outstanding unused lines of credit including ACH lines and overdraft lines totaled $7.4 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.  As of September 30, 2011, the Bank had $13.6 million of outstanding commitments to grant loans.  A majority of these commitments represent commercial loan commitments and are the result of planned growth in loan volume.  The increase in commitments is the result of timing between loan commitment and loan closing.

Certificates of deposit scheduled to mature in one year or less are approximately $11.0 million at September 30, 2011.  Management estimates that a significant portion of such deposits will remain with the Bank.

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

Shareholders’ Equity

Total shareholders’ equity decreased from $11.0 million at December 31, 2010 to $10.6 million at September 30, 2011, primarily as a result of net operating losses during the first nine months of 2011.

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

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  For the first seven years of operation, during the Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%.  The Bank exceeded its minimum regulatory capital ratios as of September 30, 2011, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at September 30, 2011.

Bank
Total risk-based capital	20.97%
Tier 1 risk-based capital	19.77%
Leverage capital	14.74%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base.  As of September 30, 2011, there were no significant firm commitments outstanding for capital expenditures.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Net Loss

The Company incurred a net loss of approximately $538,000 for the nine months ended September 30, 2011 as compared to a net loss of $1,136,000 for the nine months ended September 30, 2010. The Company incurred a net loss of approximately $218,000 for the three months ended September 30, 2011 as compared to a net loss of $272,000 for the three months ended September 30, 2010.  Basic and diluted loss per share was $0.13 and $0.32 for the three and nine months ended September 30, 2011, respectively, and $0.16 and $0.67 for the three and nine months ended September 30, 2010.  The decrease in our net loss is primarily a result of increased interest income earned as a result of the growth in net interest income, primarily associated with growth in the loan portfolio.

Net Interest Income

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.  Tables 1 and 2 outline average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 3 outlines the changes in interest income and interest expense attributable to changes in volume and interest rate.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was 3.09% and 3.21%, respectively, for the three and nine months ended September 30, 2011 as compared to 3.34% and 2.92%, respectively, for the same period in 2010.  The Company anticipates that the spread and the margin will continue to expand as the Bank originates higher volumes of loans.  However, the continued low rate environment and competitive pressures will slow that expansion.

The Company’s yield on earning assets decreased in the third quarter but increased for the nine months of 2011, compared to the same periods of 2010, while its cost of funds decreased in both periods.  Although yields on loans and investments have declined compared to the comparable periods of 2010, large increases in the volume of average loans and investments has increased the yield on earning assets.  The average volume of Federal funds sold and interest bearing balances due from banks has increased significantly for the quarter, while remaining relatively unchanged for the first nine months of 2011.  These balances are expected to decline in the near term to fund loan growth.  The average volume of interest bearing liabilities has increased significantly in both the third quarter and nine months of the year due to planned growth, while interest rates paid on these interest bearing funds has declined overall due to changes in the composition of the balances and decreases in overall market rates.

The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin for the three and nine month periods ended September 30, 2011 and 2010.

Table 1 - Average Balances and Interest Rates

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold and interest bearing balances due from banks	$7,899,198	$13,915	0.23%	$8,193,749	$12,695	0.21%
Investment securities(3)	4,964,848	82,141	2.21	3,820,189	67,837	2.37
Loans(1)(2)	48,741,500	1,911,955	5.23	24,823,826	1,011,009	5.43
Total earning assets	61,605,546	2,008,011	4.35%	36,837,764	1,091,541	3.95%
Nonearning assets	83,652			351,857
Total assets	$61,689,198			$37,189,621

Interest-bearing liabilities:
Interest-bearing demands	$5,174,417	36,679	0.95%	$3,869,519	23,360	0.80%
Savings	17,456,207	170,804	1.30	2,979,245	25,473	1.14
Time deposits	21,979,735	318,776	1.93	14,872,012	236,919	2.12
Total interest-bearing liabilities	44,610,359	526,259	1.57%	21,720,776	285,752	1.75%
Noninterest- bearing liabilities	6,078,431			3,693,339
Shareholders' equity	11,000,408			11,775,506
Total liabilities and shareholders' equity	$61,689,198			$37,189,621
Net interest spread			2.78%			2.20%
Net interest income/ margin(3)		$1,481,752	3.21%		$805,789	2.92%
(1) There were no loans in nonaccrual status in 2010.
(2) Loan fees are included in interest income.
(3) The Company has sustained a taxable loss, so the Company has not been able to realize any tax benefit from tax-exempt investment securities

Table 2 - Average Balances and Interest Rates

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold and interest bearing balances due from banks	$10,175,711	$6,087	0.24%	$5,489,767	$2,651	0.19%
Investment securities(3)	5,600,909	29,074	2.06	3,970,997	23,711	2.39
Loans(1)(2)	52,222,754	676,331	5.18	33,118,886	454,681	5.49
Total earning assets	67,999,374	711,492	4.19%	42,579,650	481,043	4.52%
Nonearning assets	124,327			175,926
Total assets	$68,123,701			$42,755,576

Interest-bearing liabilities:
Interest-bearing demands	$5,501,297	12,535	0.91%	$4,409104	9,635	0.87%
Savings	22,922,262	71,595	1.25	3,890,455	11,851	1.22
Time deposits	21,489,194	102,034	1.90	19,314,116	103,941	2.15
Total interest-bearing liabilities	49,912,753	186,164	1.49%	27,613,675	125,427	1.82%
Noninterest- bearing liabilities	7,508,947			3,703,386
Shareholders' equity	10,702,001			11,438,515
Total liabilities and shareholders' equity	$68,123,701			$42,755,576
Net interest spread			2.70%			2.70%
Net interest income/ margin(3)		$525,328	3.09%		$355,616	3.34%

1) There were no loans in nonaccrual status in 2010.
(2) Loan fees are included in interest income.
(3) The Company has sustained a taxable loss, so the Company has not been able to realize any tax benefit from tax-exempt investment securities

Table 3 - Changes in Net Interest Income

	Nine months ended September 30,
	2011 over 2010
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Federal funds sold and interest- bearing deposits with banks	$1,220	$(566)	$1,786
Investment securities	14,304	18,392	(4,088)
Loans	900,946	936,813	(35,867)
Net change in interest income	916,470	954,639	(38,169)

Increase (decrease) in interest expense
Interest-bearing demand	13,319	8,680	4,639
Savings	145,331	141,252	4,079
Time deposits	81,857	100,092	(18,235)
Net change in interest expense	240,507	250,024	(9,517)

Net change in net interest income	$675,963	$704,615	$(28,652)

	Three months ended September 30,
	2011 over 2010
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Federal funds sold and interest- bearing deposits with banks	$3,436	$2,626	$810
Investment securities	5,363	8,082	(2,719)
Loans	221,650	245,702	(24,052)
Net change in interest income	230,449	256,410	(25,961)

Increase (decrease) in interest expense
Interest-bearing demand	2,900	2,446	454
Savings	59,744	59,445	299
Time deposits	(1,907)	58,620	(60,527)
Net change in interest expense	60,737	120,511	(59,774)

Net change in net interest income	$169,712	$135,899	$33,813

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

Provision for loan losses

The provision for loan losses for the three and nine month periods ended September 30, 2011 was $73,100 and $153,000, respectively, as compared to the three and nine month periods ended September 30, 2010 which was $56,000 and $230,000, respectively. The increased provision for the three and nine month periods ended September 30, 2011 was due primarily to growth in the loan portfolio over the same period in the prior year.  Loan growth was $11.2 million in the first nine months of 2011 compared to $22.6 million in growth for the same period in 2010.  The allowance for loan losses was approximately 1.12% as of September 30, 2011 compared to approximately 1.00% as of September 30, 2010.  There were no charge-offs or recoveries during either period.  Management will continue to monitor the portfolio for potential inherent losses that may be existent and will increase the allowance for loan losses accordingly.

Noninterest income

Total noninterest income for the three and nine month periods ended September 30, 2011 was $34,700 and $53,500, respectively, as compared to $10,500 and $27,100 for the three and nine month periods ended September 30, 2010, respectively. The noninterest income earned in the three and nine month periods ended September 30, 2011 consisted of gain on sale of loans held for sale of $29,400 and $35,800, respectively; service charges on deposit accounts of $2,300 and $6,600, respectively; and other miscellaneous income of $3,100 and $11,000 respectively.  For the three and nine month periods ended September 30, 2010, noninterest income was comprised primarily of gain on sale of loans held for sale of $7,300 and $18,900, respectively. Increases in all categories are due to planned growth of the Bank. Gain on sale of loans is expected to increase for the last quarter of 2011 over the last quarter of 2010 and be greater for 2011 than is was for 2010 due to increased activity in mortgage refinancing and planned growth.

Noninterest expenses

The following table summarizes changes in the Company's noninterest expense by category for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Noninterest expenses
Salaries and benefits	$426,829	$349,331	22.2%	$1,139,711	$998,471	14.1%
Occupancy & equipment expense	46,632	42,285	10.3%	131,902	123,355	6.9%
FAS 123R share based payments	11,905	13,629	-12.6%	37,291	35,769	4.3%
Training & travel	10,692	12,802	-16.5%	32,142	36,417	-11.7%
Data processing & computer support	35,805	33,046	8.3%	109,034	87,431	24.7%
Advertising & marketing	11,195	15,816	-29.2%	38,606	73,727	-47.6%
Audit & other professional fees	73,333	47,055	32.0%	173,706	161,755	7.4%
Legal	15,066	14,793	1.8%	54,170	71,399	-24.1%
Insurance	21,210	19,809	7.1%	68,482	51,828	32.1%
Telephone expense	12,567	10,138	24.0%	35,549	31,293	13.6%
Other expense	39,279	23,308	165.2%	100,022	67,467	31.7%

Total noninterest expenses	$704,510	$582,012	21.0%	$1,920,615	$1,738,912	10.4%

Total noninterest expenses increased 21.0% and 10.4% for the three and nine months ended September 30, 2011, respectively, compared to the same period in the 2010.  Overall, increases were generally attributable to planned growth.  The largest increase for the three months ended September 30, 2011 was audit and other professional fees of 32.0%, although the increase was only 7.4% for the nine months ended September 30, 2011.  The variance is due to increases in the third quarter for additional professional services.  Other increases for the three months ended include telephone expense of 24.0%, salaries and benefits of 22.2%, and other expenses of 23.5%, as compared to the nine months ended September 30, 2011 of telephone expense of 13.6%, salaries and benefits of 14.1%, and other expenses of 31.7%. Telephone expenses increased due to growth in volume related charges and salary and benefits increased due to the increased number of employees. Other expenses are comprised of a number of smaller expenses amounts. The largest increases in other expense were increases in loan processing expense and MBT (Michigan Business Tax) expense.  Loan processing expense increased due to the increased volume of loans and the MBT expense increased due primarily to the reduction in net operating loss for the nine months ended 2011 over the same period in 2010.

Other increases in noninterest expenses for the three and nine months ended September 30, 2011 compared to the same periods in 2010 were insurance of 7.1% and 32.1%, respectively, due to increased FDIC insurance associated with our growing deposit volumes, data processing and computer support expenses of 8.3% and 24.7%, respectively, due to growth in volume related charges; and occupancy and equipment expense of 10.3% and 6.9%, respectively, due to planned equipment purchases.  Occupancy and equipment expenses are expected to increase further in the fourth quarter as the Company plans to lease additional space in the same facility to accommodate planned staff growth. Rent expense is expected to increase, however, lease rates for the additional space are expected to be lower than those of the existing space.  Furniture and equipment expense is expected to increase as additional furniture and equipment will be necessary.

Several noninterest expense accounts decreased for the three and nine months ended September 30, 2011 over the same period in 2010 due to planned reductions.  Marketing decreased 29.2% and 47.6%, respectively, training and travel decreased 16.5% and 11.7%, respectively, and legal expenses, which increased 1.8% for the three months ended September 30, 2011, but  decreased 24.1% for the nine months ended September 30, 2011.  Marketing and legal expense categories are expected to be less in 2011 than they were in 2010 due to planned reductions in these expenses.

Income tax expense

No Federal income tax expense or benefit was recognized during the three and nine months ended September 30, 2011 due to the tax loss carry-forward position of the Company.  An income tax benefit may be recorded in future periods, when the Company begins to become profitable and management believes that profitability will continue for the foreseeable future.  An income tax receivable of $1,700 included in other assets in the September 30, 2011 interim condensed consolidated balance sheet represents the Company’s remaining overpayment of projected Michigan Business Tax for 2010.

Capital Expenditures

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment preparing our property to be utilized in the ordinary course of our banking business.  The Company incurred capitalized expenditures of $54,100 for the nine month period ended September 30, 2011 and $7,200 for the nine month period ended September 30, 2010.  The Company expects to have capital expenditures for furniture and equipment as a result of leasing additional space in the current facility due to planned growth in the fourth quarter.  These expenditures are not expected to be significant.

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

Our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission (the “SEC”) in the Company’s 2010 Annual Report on Form 10-K as filed with the SEC on March 28, 2011.

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

Dated: November 7, 2011	GRAND RIVER COMMERCE, INC.

	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

	By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer