Form 10-K
period 2011-12-31
GRAND RIVER COMMERCE INC
filed 2012-03-29
CIK 1418489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $16.2 million, based on the last reported trade as of such date. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of common shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,700,120 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of March 26, 2012.

Grand River Commerce, Inc.

Documents Incorporated by Reference

Part III. Items 10 through 14 incorporate by reference portions of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 24, 2012.

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

References

As used in this annual report, the terms “we,” “us,” “our,” “GRCI” and “the Company” means Grand River Commerce, Inc. and its wholly-owned subsidiary, Grand River Bank, on a consolidated basis, unless otherwise indicated. As used in this annual report the term “the Bank” means Grand River Bank, a wholly-owned subsidiary of the Company. All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Overview

General

Grand River Commerce, Inc., the parent company for its wholly-owned subsidiary Grand River Bank, was incorporated in August 2006 for the purpose of operating as a bank holding company. The Company and the Bank were incorporated under the laws of the state of Michigan. The Bank commenced banking operations on April 30, 2009. In January 2012, the Bank established a subsidiary, GRO Properties, LLC, to hold properties acquired by the Bank through foreclosure.

Our offices and the Bank are located at 4471 Wilson Ave SW, Grandville, Michigan. This facility is composed of two suites which total approximately 8,500 square feet and is currently subject to a 36 month lease which expires on December 31, 2013. Our telephone number is (616) 929-1600. Currently the Bank serves its market through a single location.

Grand River Bank is a Michigan state chartered community bank that provides banking services to small- to medium-sized commercial, professional and service companies and consumers, principally in Kent and Ottawa Counties. Our primary market area consists of the Grand Rapids area located in Kent County and the areas adjoining Grandville, some of which are located in Ottawa County. The economic base is growing in diversity and today includes the expanding industries of medical research, health care and alternative energy in addition to the automotive, furniture and related manufacturing industries which have historically been the economic foundation of the region. This growth is the result of private investment in the infrastructure of the local economy and a strong partnership between business and government in the area. In addition, the area is growing as an art and cultural center following the success of recent nationally recognized annual events such as Art Prize and Laughfest.

The Bank is a full-service banking institution that offers a variety of deposit, payment, credit and other financial services to all types of customers. These services include savings, time and demand deposit products as well as electronic banking services that include internet banking and remote deposit services for commercial customers. Loans, both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. The principal source of income for the Company and the Bank is interest and fee income earned on loans. Interest and fee income on loans accounted for 92% of income in 2011 and in 2010. The Company and the Bank have no foreign assets or income.

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

Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit, the loan committee or the Board of Directors. We do not make loans to any officer or director of the Bank unless the loan is approved by the Board of Directors of the Bank (with the interested director recusing him or herself from the deliberation process and the vote) and is made on terms not more favorable to the person than would be available to a person not affiliated with the Bank as per the requirements of the Board of Governors of the Federal Reserve System Regulation O.

Loan Distribution. The percentage distribution of our loans following our three years of operation is as follows as of December 31:

	2011	2010	2009
	% of Total	% of Total	% of Total
Commercial	9.0%	10.9%	14.5%
Commercial Real Estate	86.7	84.4	79.8
Consumer	4.3	4.7	5.7

Our loan distribution will depend on our customers and will likely vary over time. Current market conditions combined with the skills of our lending staff have presented the greatest opportunities for commercial real estate lending. Commercial and industrial loans are generally associated with business growth and expansion which is currently minimized in both the West Michigan marketplace as well as nationally. Additionally, competition for the demand that does exist for commercial and industrial loans is strong due to limitations on many local competitors’ ability to finance loans secured by commercial real estate.

Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We will charge-off loans against this allowance when we believe that the collectability of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectability. Our allowance for loan losses equals 1.13% of the actual outstanding balance of our loans as of December 31, 2011. Over time, we periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Within small business lending, we also utilize government enhancements such as the U.S. Small Business Administration (“SBA”) programs. These loans will typically be partially guaranteed by the federal government. Government guarantees of SBA loans will not exceed 75% of the loan value, and will generally be less than 75% of the loan value.

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

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, and money market mutual funds operating in our primary service area. Many of these institutions have substantially greater resources and lending limits than we will have, and many of these competitors offer services, including extensive and established branch networks and trust services that we either do not expect to provide or will not provide in the near term. Our competitors include large national, super regional and regional banks like Bank of America, PNC, Comerica Bank, Chemical Bank, Fifth Third and Huntington Bank, as well as established local community banks such as Macatawa Bank, Mercantile Bank and Founders Bank. Nevertheless, we believe that our management team, our focus on relationship banking, and the economic and demographic dynamics of our service area will allow us to gain a meaningful share of the area’s deposits and lending activities.

Effects of Compliance with Environmental Regulations

The nature of the business of the Bank is such that it may hold title, on a temporary or permanent basis, to parcels of real property. These can include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of cleanup of environmental contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property. Management is not presently aware of any instances where compliance with these provisions will have a material effect on the capital expenditures, earnings or competitive position of the Company or the Bank, or where compliance with these provisions will adversely affect a borrower's ability to comply with the terms of loan contracts. The Company does not currently own any real property.

Employees

As of December 2011, the Bank had approximately 19 full-time employees and 1 part-time employee. The Company believes that its relations with its employees are good.

Supervision and Regulation

Banking is a complex, highly regulated industry. Consequently, the growth and earnings performance of Grand River Commerce, Inc. and Grand River Bank can be affected, not only by management decisions in general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to the Securities and Exchange Commission (SEC), the Board of Governors of the Federal Reserve System (Federal Reserve), the FDIC (Federal Deposit Insurance Corporation), OFIR (Michigan Office of Financial and Insurance Regulation), the IRS (Internal Revenue Service) and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

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

The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Source of Strength. Under the Federal Reserve’s “source of strength” doctrine, a bank holding company is required to act as a source of financial and managerial strength to any subsidiary bank. The holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company’s subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act, but the Federal Reserve has not yet adopted regulations to implement this requirement. As discussed below, we could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations.

Certain acquisitions. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than five percent of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

Additionally, the BHCA provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the Patriot Act, which is discussed below, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.

Under the BHCA, if adequately capitalized and adequately managed, any bank holding company located in Michigan may purchase a bank located outside of Michigan. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Michigan may purchase a bank located inside Michigan. In each case, however, restrictions currently exist on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

Change in bank control. Subject to various exceptions, the BHCA and the Change in Bank Control Act of 1978, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to Grand River Commerce, control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

Permitted activities. Generally, bank holding companies are prohibited under the BHCA, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

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

Despite prior approval, the Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The BHCA expressly lists the following activities as financial in nature:

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

Anti-tying restrictions. Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividends. Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, Grand River Commerce, Inc. as a bank holding company, generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below. As a Michigan corporation, we are restricted under the Michigan Business Corporation Act from paying dividends if we are unable to meet our current obligations or in doing so the total assets of the company plus the amount of the dividend become less than the liabilities rendering the company insolvent.

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

Business Activities. The Bank’s activities are governed primarily by Michigan’s Banking Code of 1999 (the “Banking Code”) and the Federal Deposit Insurance Act, as amended (“FDIA”). The Gramm-Leach-Bliley Financial Services Modernization Act of 1999, expands the types of activities in which a holding company or national bank may engage. Subject to various limitations, the act generally permits holding companies to elect to become financial holding companies and, along with national banks, conduct certain expanded financial activities related to insurance and securities, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency activities; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. The Gramm-Leach-Bliley Act also provides that state chartered banks meeting the above requirements may own or invest in “financial subsidiaries” to conduct activities that are financial in nature, with the exception of insurance underwriting and merchant banking, although five years after enactment, regulators will be permitted to consider allowing financial subsidiaries to engage in merchant banking. Banks with financial subsidiaries must establish certain firewalls and safety and soundness controls, and must deduct their equity investment in such subsidiaries from their equity capital calculations. Expanded financial activities of financial holding companies and banks will generally be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Under Section 487.14101 of the Michigan Banking Code, a Michigan state chartered bank, upon satisfying certain conditions, may generally engage in any activity in which a national bank can engage. Accordingly, a Michigan state chartered bank generally may engage in certain expanded financial activities as described above. The Bank currently has no plans to conduct any activities through financial subsidiaries.

Financial Reform - The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 as a response to the recent recession, is the most sweeping change to financial regulation in the United States since the Great Depression and represents a significant change in the American financial regulatory environment affecting all Federal financial regulatory agencies and affecting almost every aspect of the nation's financial services industry. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

♦	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

♦	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

♦	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require a corporation to deduct, over three years beginning January 1, 2013, all trust preferred securities from the corporation’s Tier 1 capital. The federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act on June 14, 2011.

♦	Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

♦	Require financial holding companies, to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

♦	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the DIF.

♦	Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

♦	Require large, publicly traded bank holding companies, to create a risk committee responsible for the oversight of enterprise risk management.

♦	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

♦	Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until December 31, 2012 for noninterest bearing demand transaction accounts at all insured depository institutions.

♦	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. The Federal Reserve’s final rule repealing Regulation Q, Prohibition Against Payment of Interest on Demand Deposits, became effective on July 21, 2011.

♦	Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further under “Regulatory Capital Requirements”.

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

In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid approximately $40,000 in prepaid risk-based assessments which was based on the Bank’s level of deposits in 2009, the year the bank commenced operations. Since the Bank’s deposits grew at a faster pace than the prepayment calculation accounted for, the majority of the prepayment was utilized in 2010. The balance remaining and included in accrued interest receivable and other assets was $0 as of December 31, 2011 and $2,000 as of December 31, 2010 on the accompanying consolidated balance sheets.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC agreed to forego the uniform three-basis point increase in initial assessment rates that were scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

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

The final rule also revised the assessment rate schedule effective April 1, 2011, and adopts additional rate schedules that will go into effect when the Deposit Insurance Fund (DIF) reserve ratio reaches various milestones. These future rate schedules should accomplish the goals of maintaining a positive fund balance, even during periods of large fund losses, and maintaining steady, predictable assessment rates throughout economic and credit cycles. The changes went into effect beginning with the second quarter of 2011 and were payable at the end of September 2011.

Our FDIC insurance expense totaled $61,000 in 2011 and $50,000 in 2010. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

De Novo Bank Supervision. In August 2009, the FDIC published guidance that extended supervisory procedures for de novo banks from three years to seven years. Under this guidance, the Bank will be subject to the de novo supervisory procedures until April 2016. The effect of the extension is to lengthen the period of time that the Bank will be subject to increased capital requirements, which require the Bank to maintain a leverage ratio of at least 8.0%; to require prior regulatory approval of any material deviation from the Bank’s business plan until April 2016; and to subject the Bank to more frequent regulatory examinations. In August 2009, when the FDIC published the extended supervisory period for de novo banks, the Bank was operating under a three year business plan approved by the FDIC. The Bank is required to submit a new business plan to cover the period from April 30, 2012, to April, 30, 2016, the end of the Bank’s de novo supervisory period. See “Prompt Corrective Regulatory Action” below for more information.

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

Assessments and Fees. The Bank pays a supervisory fee to the OFIR of not less than $4,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations. The Bank paid a supervisory fee of $11,000 in 2011 and a $7,000 fee for 2010.

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

The Bank must also meet a leverage capital requirement. In general, the minimum leverage capital requirement is not less than 4% of Tier 1 capital to total assets if a bank has the highest regulatory rating and is not anticipating or experiencing any significant growth. However, as a condition of the Bank’s charter it must maintain a minimum Tier 1 capital to total assets of 8% during its initial three years of operation, which period was subsequently extended to seven years of operation.

The Dodd-Frank Act requires the Federal Reserve, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (see below) otherwise would permit lower requirements. In December 2010, the Federal Reserve, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

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

3.5% CET1 to risk-weighted assets.

4.5% Tier 1 capital to risk-weighted assets.

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

In addition, the Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company, and on the acceptance of stock or other securities of the Company as collateral for loans. Various transactions, including contracts, between the Bank and the Company must be on substantially the same terms as would be available to unrelated parties.

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

Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their transaction accounts. Effective October 9, 2008, Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:

•	for transaction accounts totaling $10.7 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $10.7 million up to and including $58.8 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $58.8 million, a reserve requirement of 10% of that portion of the total transaction accounts greater than $58.8 million.

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. As of December 31, 2011, the Bank had no reserve requirement.

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

Concentrated Commercial Real Estate Lending Regulations. The Federal Reserve, the FDIC and the OCC promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the Bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management will continue to undertake controls to monitor the Bank’s commercial real estate lending, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

Regulation Z. On April 5, 2011, the Federal Reserve’s Final Rule on Loan Originator Compensation and Steering (Regulation Z) became final. Regulation Z is more commonly known as regulation that implements the Truth in Lending Act. Regulation Z address two components of mortgage lending, i.e., loans secured by a dwelling, and implements restrictions and guidelines for: (a) prohibited payments to loan originators and (b) prohibitions on steering. Under Regulation Z, a creditor is prohibited from paying, directly or indirectly, compensation to a mortgage broker or any other loan originator that is based on a mortgage transaction's terms or conditions, except the amount of credit extended, which is deemed not to be a transaction term or condition. In addition, Regulation Z prohibits a loan originator from “steering” a consumer to a lender or a loan that offers less favorable terms in order to increase the loan originator’s compensation, unless the loan is in the consumer's interest. Regulation Z also contains a record-retention provision requiring that, for each transaction subject to Regulation Z, the financial institution must maintain records of the compensation it provided to the loan originator for that transaction as well as the compensation agreement in effect on the date the interest rate was set for the transaction. These records must be maintained for two years.

UDAP and UDAAP. Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which has been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.

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

The Bank opened for business on April 30, 2009 with one location at 4471 Wilson Avenue, Grandville, Michigan, which is located approximately five miles southwest of the Grand Rapids city limit and eight miles from downtown Grand Rapids, Michigan. On December 10, 2010, we renewed our three year lease agreement, commencing on January 1, 2011, with three options to renew for three years each. On October 24, 2011, we entered into an agreement to lease additional space in the same building commencing on November 1, 2011 to run concurrent with the existing lease agreement. The rent under the terms of the lease is $6,100 per month, subject to a 2% cumulative upward adjustment in each subsequent year. At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations. The Bank does not own or operate any ATM machines.

Item 3.	Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently quoted on the OTC Bulletin Board under the symbol “GNRV” and have a sponsoring broker-dealer to match buy and sell orders for our common stock. Although we are quoted on the OTC Bulletin Board, the trading market of our common stock on the OTC Bulletin Board is limited and lacks the depth, liquidity, and orderliness necessary to maintain a liquid market. There is currently no established public trading market in our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Based on information available to us from a limited number of sellers and purchasers of our common stock who have engaged in privately negotiated transactions of which we are aware, there were a limited number of stock trades in 2011 that ranged from $8.00 to $9.50 per share. We have no current plans to seek listing on any stock exchange, and we do not expect to qualify for listing on NASDAQ or any other exchange in the near future.

The following table sets forth the high and low bid prices as quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	2011		2010
	High	Low	High	Low
First quarter	$9.50	$9.50	$10.00	$9.00
Second quarter	9.50	9.50	9.25	9.25
Third quarter	8.30	8.00	9.50	9.50
Fourth quarter	8.00	8.00	9.00	8.10

Common Stock

As of December 31, 2011, and 2010, 1,700,120 shares of common stock of the Company were issued and outstanding, and there were approximately 786 shareholders of record. All of our outstanding common stock was issued in connection with our initial public offering, which was completed on April 30, 2009. The price per share in our initial public offering was $10.00.

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

The following table identifies our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders	101,500	$10.00	98,500
Total	101,500	$10.00	98,500

Recent Sales of Unregistered Securities.

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

The following discussion describes our results of operations for 2011 and also analyzes our financial condition as of December 31, 2011. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which the majority of we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance in 2011 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans and our deposits.

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

General

Grand River Commerce, Inc. is a bank holding company headquartered in Grandville, Michigan. Our bank subsidiary, Grand River Bank, opened for business on April 30, 2009. In addition, the Bank formed in January 2012 a wholly owned subsidiary, GRO Properties, LLC to hold properties acquired by the Bank through foreclosure. The principal business activity of the Bank is to provide commercial banking services in Kent and Ottawa Counties, Michigan and our surrounding market areas. Our deposits are insured by the FDIC.

Until the Bank opened, our principal activities related to the organization of the Company and the Bank, the conducting of our initial public offering, the pursuit of approvals from the Michigan Office of the Financial and Insurance Regulation (“OFIR”) for our application to charter the Bank, the pursuit of approvals from the FDIC for our application for insurance of the deposits of the Bank, and the pursuit of approvals from the Federal Reserve to become a bank holding company. The organizational costs incurred during the period from our inception on August 15, 2006 through April 30, 2009, related primarily to consulting fees paid to proposed management, occupancy and interest expenses which totaled $1.8 million. We completed the initial public offering of our common stock on April 30, 2009 in which we sold a total of 1,700,120 shares of common stock at $10.00 per share. Offering costs of $1.6 million, which consisted primarily of legal, marketing and consulting fees, were netted against proceeds. We capitalized the Bank with $12,690,000 of the proceeds from the initial stock offering.

Subsequent Events

Effective February 1, 2012, Patrick K. Gill became the new President and Chief Executive Officer of the Bank, following David Blossey’s departure. Mr. Gill, age 60, has over 30 years of experience in the banking industry. He previously served as the President and Chief Executive Officer of OAK Financial and its subsidiary, Byron Bank, until it was acquired by Chemical Bank in 2010. Before joining OAK Financial, Mr. Gill was President and Chief Executive Officer of Pavilion Bancorp, Inc. and its subsidiary, the Bank of Lenawee (now First Federal Bank of the Midwest), headquartered in Adrian, Michigan. Mr. Gill also served as Chairman of the Bank of Washtenaw, an Ann Arbor, Michigan-based de novo formed by Pavilion.

Mr. Gill’s employment agreement with the Bank is for a thirty-six (36) month term. During this term, Mr. Gill is entitled to an initial base salary of $200,000 per year. Mr. Gill is also entitled to participate in a management bonus program (currently there are none), our benefits programs, and receive certain other perquisites and reimbursements. In addition, Mr. Gill was awarded options to purchase 25,000 shares of the Company’s common stock at a price of $10.00 per share.

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

Following is a summary of the significant accounting policies of material estimates of the Company and the Bank.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price if obtainable, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

At December 31, 2011, the Company considers the allowance for loan losses of $769,000 or 1.13% of the outstanding loan balance, to be adequate to cover potential losses inherent in the loan portfolio. Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, changing collateral values and the overall quality of the loan portfolio.

Income Taxes. We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its consolidated financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future income (in the near-term based on current projections), and tax planning strategies.

The tax returns submitted by us or the income tax reported on the consolidated financial statements may be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest or penalties at either December 31, 2011 or December 31, 2010.

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

Financial Condition at December 31, 2011

Total Assets

At December 31, 2011, we had total assets of $79.6 million, an increase of $27.8 million, or 54% from $51.8 million at December 31, 2010. The increase is due primarily to a $24.4 million increase in loans, net of allowance for loan losses, since December 31, 2010. Other increases in assets include cash and equivalents of $2.4 million and securities available-for-sale of $870,000 from December 31, 2010. Total assets as of December 31, 2011, consisted of cash and deposits due from banks of $6.1 million, federal funds sold of $841,000, securities available-for-sale of $4.7 million, premises and equipment of $241,000, net loans of $67.4 million, restricted stock of $81,000 and accrued interest receivable and other assets of $286,000. Assets were funded primarily through deposits of $69.0 million, and shareholders’ equity of $10.4 million. Asset growth is expected to continue as the Bank continues to deploy its capital into interest earning assets. However, the rate of growth will decrease as the base level of assets increases.

Loans

Net loans were $67.4 million at December 31, 2011 compared to $43.0 million as of December 31, 2010, excluding loans held for sale. Since loans typically provide higher interest yields than other types of interest-earning assets, a large percentage of our earning assets are invested in our loan portfolio. Average loans outstanding for the year ended December 31, 2011 were $52.6 million compared to $28.6 million for the year ended December 31, 2010. Before the allowance for loan losses and unearned fees, gross loans excluding mortgage loans held for sale outstanding at December 31, 2011, were $68.2 million, representing 86% of our total assets.

At December 31, 2011, our loan portfolio consisted of $3.4 million of construction and land development loans, $55.9 million in commercial real estate loans, $6.1 million in commercial and industrial loans, and $2.8 million in mortgage and consumer loans compared to December 31, 2010, when our loan portfolio consisted of $6.0 million of construction and land development loans, $31.9 million in commercial real estate loans, $4.7 million in commercial and industrial loans, and $854,000 in mortgage and consumer loans. The volume of construction loans will fluctuate as loans complete the construction phase and move into permanent financing. Management expects loans to continue to grow as capital is deployed and excess cash is invested in higher yielding assets per the business plan.

As of December 31, 2011, the Company has unfunded loan commitments totaling approximately $12.4 million compared to $8.6 million as of December 31, 2010. The increase is due to overall growth in loan activity. While the Company has no guarantee these commitments will actually be funded, management has no reason to believe a significant portion of these commitments will not become assets of the Company.

The allowance for loan losses was $769,000 and $458,000 as of December 31, 2011 and 2010, respectively. As of December 31, 2011 the Company had $690,000 in nonaccrual loans representing one loan relationship. As of December 31, 2010, the Company had no nonaccrual or non-performing loans or loans considered to be impaired. The allowance for loan losses as a percent of total loans was approximately 1.13% at December 31, 2011. The allowance for loan losses as a percent of total loans was approximately 1.05% at December 31, 2010.

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

The following table summarizes the composition of the outstanding balances of our loan portfolio, as of December 31 (Dollars in thousands):

	2011		2010		2009
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Commercial and industrial	$6,161	9.0%	$4,723	10.9%	$1,939	14.5%
Commercial real estate
Commercial	55,853	81.9	31,896	73.3	9,532	71.4
Construction and development	3,264	4.8	4,846	11.1	1,126	8.4
Total commercial real estate	59,117	86.7	36,742	84.4	10,658	79.8
Consumer
Consumer- residential and other	2,840	4.2	854	2.0	532	4.0
Construction	88	0.1	1,171	2.7	222	1.7
Total consumer	2,928	4.3	2,025	4.7	754	5.7
Gross loans	68,206	100%	43,490	100%	13,351	100%
Less allowance for loan losses	769		458		134
Total loans, net	$67,437		$43,032		$13,217

The majority of the Bank’s loan portfolio is comprised of commercial real estate and commercial and industrial loans. Commercial real estate loans represented 86.7% and 84.4% of total loans at December 31, 2011 and 2010, respectively while commercial and industrial loans represent 9.0% and 10.9% of total loans at December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, loans secured by real estate constituted 91% and 89%, respectively, of the total loan portfolio. While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the real estate portfolio and other sources of repayment. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-value ratios; and loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.

During 2011, the balance of loans in the construction and land development and commercial real estate categories has decreased somewhat due to decreased activity. The Bank limits construction loans for non-owner occupied real estate and loans of a speculative nature in its loan policy as these types of loans are considered higher risk.

Under guidance by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. The banking regulators have established guidance limits of 100% and 300% of total risk-weighted capital for construction and land development, and non-owner occupied commercial real estate loans, respectively. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital. These ratios as of December 31, 2011 were 32% for construction and land development loans and 377% for non-owner occupied commercial real estate loans.

The Company monitors the level of construction and land development, and non-owner occupied commercial real estate loans in relation to its total risk-weighted capital on at least a quarterly basis and has implemented enhanced monitoring and due diligence as required by the regulatory guidance. This monitoring and reporting includes detailed analysis of commercial real estate market trends, stress testing the commercial real estate portfolio and establishment of a contingency plan to reduce concentrations if conditions should deteriorate. Due to the time at which the Bank opened, management believes the risks normally associated with this type of lending have been reduced due to real estate values being at historic lows combined with conservative underwriting standards. At present, our loan policy has a maximum limit for loans secured by construction and land development loans of 100% of total risk-weighted capital and for loans secured by non-owner occupied commercial real estate of 500% of total risk-weighted capital.

See Note 3 to the 2011 consolidated financial statements (the "consolidated financial statements") for additional disclosures related to loan approval and underwriting standards.

Loan Origination/Risk Management. The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. See the accompanying notes to consolidated financial statements included elsewhere in this report for further details of the Bank’s policies and procedures related to loan origination and risk management.

Commercial Real Estate Loans. Commercial real estate loans totaled $59.1 million at December 31, 2011, increasing $22.4 million, or 60.1%, compared to $36.7 million at December 31, 2010. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Bank’s primary focus for the commercial real estate portfolio has been growth in loans secured by both owner and nonowner occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The Company has a concentration of loans secured by commercial real estate. The following tables summarize the Company’s commercial real estate loan portfolio, as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2011 and 2010:

	2011	2010

Property Type:
Industrial	13.0%	13.2%
Multi-family / Student Housing	20.3	19.9
Professional / Medical Office	24.3	23.1
Residential 1-4 Family	6.7	5.6
Retail	30.5	31.1
Other	5.2	7.1

Total loans	100.0%	100.0%

Commercial and Industrial Loans. Commercial and industrial loans increased $1.4 million, or 30.4%, from $4.7 million at December 31, 2010 to $6.2 million at December 31, 2011. The Company’s commercial and industrial loans are a diverse group of loans to small and medium-sized businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. The majority of these loans are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2011 (dollars in thousands):

		After one
	One year	but within	After five
	or less	five years	years	Total
Commercial and industrial	$2,358	$3,333	$470	$6,161
Commercial real estate
Commercial	5,136	41,958	8,759	55,853
Construction and development	2,989	275	—	3,264
Total commercial real estate	8,125	42,233	8,759	59,117
Consumer
Consumer –residential and other	—	1,125	1,715	2,840
Construction	60	28	—	88
Total consumer	—	1,153	1,715	2,928
Gross loans	$10,543	$46,719	$10,944	$68,206

Loans maturing- after one year with:

Fixed interest rate	$40,817
Floating interest rates	$16,846

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense in our 2011 and 2010 consolidated statements of operations. The allowance for loan losses was $769,000 and $458,000 as of December 31, 2011 and 2010, respectively. The increase is due primarily to growth in the loan portfolio as the allowance for loan losses is based on outstanding loans. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectable. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding the current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. Charge-offs of loans in future periods may exceed the allowance for loan losses as estimated at any point in time and provisions for loan losses may not be significant to a particular reporting period.

Management maintains the allowance at a level at which it believes adequately provides for losses inherent in the loan portfolio. Management focuses on early identification of problem credits through ongoing reviews by management and the independent loan review function. In order to better identify the risk in total commercial loans, management has created separate loan categories for various classifications of commercial real estate loans and commercial and industrial loans to more closely monitor factors that could affect these portfolios including economic factors, competition and the regulatory environment. Based on the current state of the economy and a recent review of the loan portfolio, management believes that the allowance for loan losses as of December 31, 2011 is adequate. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

(dollars in thousands)	December 31,
	2011	2010	2009
Balance at beginning of year	$458	$134	$—

Recoveries—commercial and industrial	—	—	—

Recoveries—commercial real estate	—	—	—
Recoveries—consumer	—	—	—
Recoveries—unallocated	—	—	—

Total recoveries	—	—	—

Charge-offs—commercial and industrial	—	—	—

Charge-offs—commercial real estate	—	—	—
Charge-offs—consumer	—	—	—
Charge-offs—unallocated	—	—	—

Total charge-offs	—	—	—

Net charge-offs	—	—	—

Provision charged to operating expenses	311	324	134

Balance at end of year	$769	$458	$134

Nonperforming Assets

The Bank has not charged off any loans since commencing operations. There were $690,000 in nonaccrual or nonperforming loans at December 31, 2011, resulting from one loan relationship, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. Payments on loans classified as nonaccrual are applied first to principal until such time as all principal is satisfied. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received. There were no nonperforming assets at December 31, 2010.

Subsequent to December 31, 2011, the Bank commenced foreclosure proceedings against the borrower of the $690,000 nonaccrual loans.

Investments

At December 31, 2011, the $4.7 million in our investment securities portfolio represented approximately 6.0% of our total assets. We held U.S. Government agency securities, mortgage-backed securities, and restricted equity securities. We have invested in agency bonds for purposes of liquidity management and to take advantage of somewhat higher yields.

The restricted equity securities are comprised of stock in the Federal Home Loan Bank of Indianapolis. As a condition of its membership in the Federal Home Loan Bank of Indianapolis, the Bank is required to hold stock equivalent to a percentage of its assets plus a percentage of outstanding advances.

Contractual maturities and yields on our investment securities available-for-sale are shown in the following table at fair value. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table sets forth our interest rate sensitivity at December 31, 2011 (dollars in thousands):

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale, Cost
U.S. Government agencies	$—	—%	$1,998	0.82%	$—	—%	$—	—%	$1,998	0.82%
Mortgage-backed securities issued by U.S. Government agencies	—	—%	—	—%	600	2.31%	2,066	3.17%	2,666	2.98%
Total	$—	—%	$1,998	0.82%	$600	2.31%	$2,066	3.17%	$4,664	2.03%

The following table sets forth our interest rate sensitivity at December 31, 2010 (dollars in thousands):

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale, Cost
U.S. Government agencies	$—	—%	$1,485	1.30%	$—	—%	$—	—%	$1,485	1.30%
Mortgage-backed securities issued by U.S. Government agencies	—	—%	—	—%	825	2.39%	1,484	3.27%	2,309	2.96%
Total	$—	—%	$1,485	1.30%	$825	2.39%	$1,484	3.27%	$3,794	2.30%

The following table sets forth our interest rate sensitivity at December 31, 2009 (dollars in thousands):

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale, Cost
U.S. Government agencies	$—	—%	$1,000	0.99%	$—	—%	$—	—%	$1,000	0.99%
Mortgage-backed securities issued by U.S. Government agencies	—	—%	—	—%	510	2.78%	976	3.05%	1,486	2.96%
Total	$—	—%	$1,000	0.99%	$510	2.78%	$976	3.05%	$2,486	2.16%

Other investments consisted of Federal Home Loan Bank stock with a cost of $80,500 and $33,400 at December 31, 2011 and 2010, respectively.

The amortized costs and the fair value of our investments are shown in the following table (dollars in thousands):

	December 31, 2011		December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
US Government agencies	$1,999	$1,998	$1,500	$1,485	$1,000	$1,000
Residential mortgage-backed securities issued by U.S. Government agencies	2,590	2,666	2,302	2,309	1,485	1,486
	$4,589	$4,664	$3,802	$3,794	$2,485	$2,486

Cash and Cash Equivalents

Cash and cash equivalents increased to $6.9 million at December 31, 2011, from $4.4 million at December 31, 2010. The increase in cash and cash equivalents is a result of overall planned growth in deposits which have yet been deployed into loans.

Premises and Equipment

During 2011, the Company incurred capitalized expenditures of approximately $132,000 compared to approximately $11,000 in 2010. The Company’s 2011 capital expenditures consisted primarily of leasehold improvements and purchases of furniture and equipment related to the additional leased space and equipment utilized in the ordinary course of our banking business. The Company has no significant commitments for capital expenditures at December 31, 2011.

Deposits and Other Interest-Bearing Liabilities

The principal sources of funds for the Company are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit) from the Company's market area. Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. The Company's deposit base includes transaction accounts, time and savings accounts and other accounts that customers use for cash management purposes and which provide the Company with a source of fee income and cross-marketing opportunities as well as a lower-cost source of funds.

The table shows the balance outstanding and the average rates paid on deposits held by us as of the following:

(dollars in thousands)	December 31, 2011		December 31, 2010		December 31, 2009
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$9,520	—%	$4,534	—%	$4,279	—%
Interest bearing checking	6,097	0.91%	4,162	0.82%	3,461	0.84%
Savings	24,179	1.23%	9,780	1.22%	2,074	0.98%
Time deposits less than $100,000	16,576	1.81%	14,395	2.07%	4,086	2.17%
Time deposits greater than $100,000	12,637	2.06%	7,771	2.12%	3,564	2.05%
Total deposits	$69,009	1.51%	$40,642	1.74%	$17,464	1.54%

Our core deposits were 81.7%, 80.9% and 79.6% of total deposits at December 31, 2011, 2010, and 2009 respectively. The increase is due to planned growth in deposits overall and reductions in the level of time deposits as a percentage of total deposits.

Approximately 42.3% and 54.5% of the Company's deposits at December 31, 2011 and 2010, respectively, are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Time deposits in denominations of $100,000 or more can be more volatile and more expensive than time deposits of less than $100,000. However, because the Bank focuses on relationship banking, and most of these deposits are obtained from the local community, historical experience has been that large time deposits have not been more volatile or significantly more volatile or expensive than smaller denomination certificates. In the fourth quarter of 2011, management approved to expand the Company's funding sources and added $3.0 million of brokered deposits, which were still outstanding as of December 31, 2011. These funds were obtained at interest rates lower than local market interest rates. However, the amount of brokered deposits the Bank is allowed to utilize is limited per the Bank’s business plan. While sometimes requiring higher interest rates, brokered deposits carry lower acquisition costs (marketing, overhead costs) and can be obtained when required at the maturity dates desired. All of the brokered deposits are fully insured by the FDIC. This insurance and the capital position of the Company reduce the likelihood of large deposit withdrawals for reasons other than interest rate competition. Our loan-to-deposit ratio was 98.8% at December 31, 2011 compared to 107% at December 31, 2010.

The maturity of our time deposits over $100,000 at December 31, 2011 is set forth in the following table (dollars in thousands):

Three months or less	$859
Over three through six months	1,308
Over six through twelve months	5,211
Over twelve months	5,259
Total	$12,637

Capital Resources

The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments, subordinated debt or other qualifying capital instruments. Additional capital may not be available to the Company on a timely basis or on attractive terms.

Total shareholders’ equity was $10.4 million at December 31, 2011 compared to $11.0 million at December 31, 2010. Shareholders’ equity is comprised of proceeds from the completion of our initial public offering in 2009, which raised $13.6 million net of offering expenses, reduced by losses consisting of organization and start-up expenses aggregating $3.4 million. Of the proceeds, $12.7 million was used to capitalize the Bank. We retained the remaining offering proceeds at the Company to provide additional capital for investment in the Bank, if needed, or to fund other activities which are considered appropriate investments of capital at some point in the future. Equity was further reduced by the net loss of $765,000 for 2011 and $1.4 million for 2010.

The Federal Reserve and bank regulatory agencies require bank holding companies and depository institutions to maintain regulatory capital requirements at adequate levels based on a percentage of assets and off-balance sheet exposures. Under the Federal Reserve’s guidelines, we believe we are a “small bank holding company,” and thus qualify for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Regardless, we still maintain levels of capital on a consolidated basis that qualify us as “well capitalized” under the Federal Reserve’s capital guidelines.

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

To be considered “adequately capitalized” under the various regulatory capital requirements administered by the federal banking agencies the Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, the Bank must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first seven years of operation, during the Bank’s “de novo” period, the Bank is required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of December 31, 2011, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at December 31, 2011.

Total risk-based capital	16.01%
Tier 1 risk-based capital	14.85%
Leverage capital	13.15%

We believe that our capital is sufficient to fund the activities of the Bank in its initial years of operation.

Return on Equity and Assets

The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2011. Since our inception, we have not paid cash dividends.

Return on average assets	(1.18)%
Return on average equity	(7.11)%
Equity to assets ratio	13.01%

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2011, we had issued but unused commitments to extend credit of $12.4 million through various types of lending arrangements which represents an increase of $3.8 million over December 31, 2010. The increase is due to planned growth and the timing delay between commitment and funding and, therefore, may fluctuate significantly at any given time.

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

Results of Operations for the Year Ended December 31, 2011

Net Loss

We incurred a net loss of approximately $765,000 in 2011 as compared to a net loss of $1.4 million in 2010. Basic and diluted loss per share was $0.45 for 2011, and $0.80 for 2010. The decrease in our loss for the year ended December 31, 2011 as compared to December 31, 2010 is a result of the growth in net interest income associated with the growth in earning assets over the prior year as the Bank continues to grow according to plan.

Net Interest Income

Net interest income for 2011 was $2.2 million, which represented a $900,000 increase over 2010. Total interest income for the period was $2.9 million and was offset by interest expense of $716,000. The components of interest income were loans, including fees, of $2.7 million, investment income of $108,000 and federal funds sold and interest earned on excess balances of correspondent accounts of $17,000. Interest income was $1.7 million in 2010 which was comprised of $1.6 million in interest and fee income on loans, $89,000 in investment income and $15,000 in federal funds sold and interest earned on excess balances of correspondent accounts. Interest expense for 2011 of $716,000 was comprised primarily of interest paid on deposit accounts. For 2010, interest expense totaled $427,000 which was comprised primarily of interest paid on deposit accounts.

Average Balances, Income and Expenses, and Rates

The following table sets forth certain information related to our average balance sheet and our average yields on assets and average costs of liabilities for 2011, 2010 and 2009. The yields are calculated by dividing income or expense by the average balance of the corresponding asset or liability. Average balances have been derived from the daily balances throughout the period indicated as of December 31, 2011, 2010 and 2009 (dollars in thousands).

	2011			2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:

Federal funds sold and interest bearing balances due from banks	$7,353	$17	0.23%	$7,216	$15	0.21%	$14,992	$25	0.25%
Investment securities(4)	5,065	108	2.13	3,867	89	2.30	1,191	8	1.04
Loans(1)(3)	52,590	2,747	5.22	28,574	1,554	5.44	3,825	182	7.13
	65,008	2,872	4.42	39,657	1,658	4.18	20,008	215	1.59
Nonearning assets	32			300			829
Total assets	$65,040			$39,957			$20,837

Interest-bearing liabilities:
Interest-bearing checking	$5,329	49	0.91	$4,116	34	0.82	$1,931	11	0.84
Savings	19,162	236	1.23	3,751	46	1.22	1,257	8	0.98
Time deposits	22,876	431	1.88	16,611	347	2.09	3,297	47	2.12
Total interest-bearing deposits	47,367	716	1.51	24,478	427	1.74	6,485	66	1.54
Borrowings(2)	14	—	1.01	1	—	1.02	552	17	3.02

Total interest-bearing liabilities	47,381	716	1.51	24,479	427	1.74	7,037	83	1.65
Noninterest- bearing liabilities	6,900			3,845			1,411
Shareholders' equity	10,759			11,633			12,389
Total liabilities and shareholders' equity	$65,040			$39,957			$20,837
Net interest spread			2.91%			2.44%			(0.04)%
Net interest income/ margin(4)		$2,156	3.32%		$1,231	3.10%		$132	0.98%

(1) There were no loans in nonaccrual status in 2010 or 2009 and one loan relationship in nonaccrual status in 2011.

(2) Borrowings represent over night Federal Funds Purchased through a correspondent bank to test the lines in both 2011 and 2010. Borrowings in 2009 represent a line of credit utilized by the Company during its development stage.

(3) Loan fees are included in interest income.

(4) The Company has sustained a taxable loss, so the Company has not been able to realize any tax benefit from tax-exempt securities.

Our net interest spread and net interest margin were 2.91% and 3.32%, respectively, in 2011 compared to 2.44% and 3.10% in 2010. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average earning assets. The largest component of average earning assets during in 2011 and 2010 was loans. The largest component of average earning assets during 2009 was federal funds sold and interest bearing balances due from banks.

The average balance of interest earning assets grew by $25.4 million and the rate earned increased 24 basis points to 4.42% as the Bank continued to grow higher yielding assets. The average balance of loans increased $24.0 million in 2011 when compared to 2010. This increase in volume caused interest income on loans to increase $1.2 million in 2011 compared to 2010. The increase was partially offset by a decrease in the average rate earned on loans resulting from the overall change in size and mix of the portfolio and the continued low interest rate environment. The average balance of total securities grew by $1.2 million and the rate decreased 17 basis points to 2.13% in 2011 compared to the prior year. The average balance increase, coupled with the lower average rate earned on taxable securities, caused interest income from securities to increase approximately $19,000 in 2011 compared to 2010. The average balance and rate of Federal funds sold and interest bearing due from bank accounts remained relatively unchanged in 2011 compared to 2010.

The average balance of interest-bearing deposits increased $22.9 million in 2011 compared to 2010. The effect of this increase, somewhat offset by a 23 basis point decrease in the average rate paid, caused interest expense to be $289,000 higher in 2011 than in the prior year. Interest bearing checking and savings products grew by $16.6 million and time deposits grew by $6.3 million in 2011. The average balance of borrowings increased slightly in 2011 over 2010 but the rate remained relatively unchanged and had no impact on interest expense. Borrowing expense in 2011 and 2010 was the result of the Bank testing borrowing lines of credit, therefore there was no interest expense impact. The overall effect of the changes in interest bearing deposit expense was a decrease of 23 basis points in the rate paid on interest bearing liabilities to 1.51% in 2011. The increase in the volume of interest bearing liabilities was the result of planned growth while the decrease in the rate paid on interest bearing liabilities is the result of continued low interest rates in the market.

Our net interest spread and net interest margin were 2.44% and 3.10%, respectively, in 2010 compared to (0.04)% and 0.98% in 2009. The largest component of average earning assets during 2010 was loans as compared to 2009 when cash and cash equivalents comprised the largest component of average earning assets.

The average balance of interest earning assets grew by $19.6 million and the rate earned increased 259 basis points to 4.18% as the Bank continued to grow higher yielding assets. The average balance of loans increased $24.7 million in 2010 when compared to 2009. This increase in volume caused interest income on loans to increase $1.8 million in 2010 compared to 2009. The increase was partially offset by a decrease in the average rate earned on loans resulting from the overall change in size and mix of the portfolio. The average balance of total securities grew by $2.7 million and the rate increased 126 basis points to 2.30% in 2010 compared to the prior year. The average balance increase, coupled with the higher average rate earned on taxable securities, caused interest income from securities to increase approximately $81,000 in 2010 compared to 2009. The average balance of Federal funds sold and interest bearing due from bank accounts decreased by $7.8 million. This decrease combined with a slight decrease in the rate of interest earned resulted in a decline in interest income of $9,700 in 2010 compared to 2009. This was due to the Bank utilizing these funds to increase the volume of investment securities and loan balances.

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

Rate/Volume Analysis (dollars in thousands):

	Year ended December 31,
	2011 over 2010
	Total	Volume	Rate
Increase (decrease) in interest income(1)
Federal funds sold and interest- bearing balances due from banks	$2	$—	$2
Investment Securities	19	25	(6)
Loans	1,193	1,253	(60)

Net change in interest income	1,214	1,278	(64)

Increase (decrease) in interest expense
Interest-bearing checking	15	11	4
Savings	190	190	—
Time deposits	84	109	(26)
Borrowings	—	—	—

Net change in interest expense	289	310	(22)

Net change in net interest income	$925	$968	$(42)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year's interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year's volume (average balance). The variance related to the change in mix is spread proportionately between the volume and rate variance.

	Year ended December 31,
	2010 over 2009
	Total	Volume	Rate	Days
Increase (decrease) in interest income(1)
Federal funds sold and interest- bearing balances due from banks	$(10)	$(19)	$(3)	$12
Investment Securities	81	28	49	4
Loans	1,373	1,764	(482)	91

Net change in interest income	1,444	1,773	(436)	107

Increase (decrease) in interest expense
Interest-bearing checking	23	19	(1)	5
Savings	37	25	8	4
Time deposits	301	286	(9)	24
Borrowings	(17)	(17)	—	—

Net change in interest expense	344	313	(2)	33

Net change in net interest income	$1,100	$1,460	$(434)	$74

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year's interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year's volume (average balance). The days variance is the adjustment for 2009 being a partial year of operations.

Management anticipates that the level of net interest income will continue to grow in 2012 as the Bank continues to expand according to its business plan. Growth in earning assets may prove to be somewhat more difficult in 2012 given the increased ability of competitors in the local market to increase lending activities. If general market interest rates continue to remain at relatively low levels, the impact on the Company’s net interest spread could be negatively affected as new activity, maturities, and payments may have differing impacts on interest-earning assets and interest-bearing liabilities.

Interest Rate Sensitivity

We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The principal monitoring technique employed by us is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate re-pricing within a given period of time. Interest rate sensitivity can be managed by re-pricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities re-pricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth our interest rate sensitivity at December 31, 2011.

(dollars in thousands)	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold	$841	$—	$—	$—	$841
Interest-bearing accounts	5,991	—	—	—	5,991
Investment securities	—	—	1,998	2,666	4,664
Loans	25,991	1,399	31,434	9,382	68,206
Total earning assets	$32,823	$1,399	$33,432	$12,048	$79,702

Interest-bearing liabilities:
NOW accounts	$6,097	$—	$—	$—	$6,097
Regular savings	24,179	—	—	—	24,179
Time deposits	2,540	14,340	12,333	—	29,213
Total interest-bearing liabilities	$32,816	$14,340	$12,333	$—	$59,489

Period gap	$103	$(12,941)	$21,100	$12,047	$20,309
Cumulative gap	103	(12,838)	8,262	20,309	20,309
Ratio of cumulative gap total assets	0.20%	(24.78)%	15.95%	39.20%	39.20%

The following table sets forth our interest rate sensitivity at December 31, 2010.

(dollars in thousands)	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold	$551	$—	$—	$—	$551
Interest-bearing accounts	3,729	—	—	—	3,729
Investment securities	—	—	1,485	2,309	3,794
Loans, including loans held for sale	22,946	1,766	13,227	5,641	43,580
Total earning assets	$27,226	$1,766	$14,712	$7,950	$51,654

Interest-bearing liabilities:
NOW accounts	$4,162	$—	$—	$—	$4,162
Regular savings	9,780	—	—	—	9,780
Time deposits	2,819	6,990	12,357	—	22,166
Total interest-bearing liabilities	$16,761	$6,990	$12,357	$—	$36,108

Period gap	$10,466	$(5,224)	$2,370	$7,944	$15,556
Cumulative gap	10,466	5,242	7,612	15,556	15,556
Ratio of cumulative gap total assets	20.20%	10.12%	14.69%	30.03%	30.03%

The above tables reflect the balances of interest-earning assets and interest-bearing liabilities at the earlier of their re-pricing or maturity dates. Overnight Federal Funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest re-pricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.

We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when our gap position is liability-sensitive. We were cumulatively liability sensitive through the first twelve months of operation but cumulatively asset sensitive beyond one year. However, gap analysis is not a precise indicator of interest sensitivity position. The analysis presents only a static view of the timing of maturities and re-pricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally and that management may or may not elect to execute on the re-pricing opportunities. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our consolidated statements of operations during 2011 and 2010. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Our provision for loan losses was $311,000 and $324,000 for 2011 and 2010, respectively. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

Total noninterest income for the twelve month period ended December 31, 2011, was $99,000. The noninterest income earned in 2011 was predominately gain on sale of loans held for sale of $70,000, service charges on deposit accounts of $10,000 and $19,000 of other miscellaneous income. For 2010, the noninterest income of $37,000 was comprised by $25,000 of gain on the sale of mortgage loans held for sale, service charges on deposit accounts of $5,000 and other miscellaneous income of $7,000. The increase in gain on sale of loans was the result of increased activity in mortgage refinancing due to low market rates and additions to staff in the mortgage lending department. As the volumes of loans and deposits increase, the Company expects our noninterest income to increase as well.

Noninterest Expenses

The following table sets forth our noninterest expense at December 31, 2011 and 2010 (dollars in thousands):

	December 31,		Change - Increase/(Decrease)
	2011	2010	2011 v 2010
Noninterest expenses
Salaries and benefits	$1,616	$1,359	$257
Occupancy and equipment	183	164	19
Share based payment awards	50	49	1
Training and travel	39	48	(9)
Data processing and computer support	147	121	26
Advertising and marketing	48	45	3
Audit and other professional	244	209	35
Printing, postage and office supplies	46	37	9
Legal	76	96	(20)
Loan processing	28	18	10
Loan collection	33	—	33
Insurance	92	74	18
Telephone and data communications	48	43	5
Other expense	59	42	17
Total noninterest expenses	$2,709	$2,305	$404

Noninterest expenses for 2011 totaled $2.7 million, compared to $2.3 million for 2010. Salaries and employee benefits comprised the largest component of noninterest expense totaling $1.6 million for 2011, and $1.4 million for 2010. The increase is due primarily to an increase in staff. Included in salaries and employee benefits expense for 2011 was $29,000 of expense related to the issuance of stock options to directors of the Company, and $21,000 of expense related to the issuance of stock options to employees. This compares to $23,000 of expense related to the issuance of stock options to directors of the Company, and $26,000 of expense related to the issuance of options to employees during 2010.

Additional components of noninterest expense for 2011 include audit and professional fees of $244,000 which increased $35,000 from $209,000 in 2010. The increase in professional fees is due to additional costs related to expanded scope of compliance audits due to overall growth of the Bank. Other components of noninterest expense include occupancy and equipment expense of $183,000 in 2011 which increased $19,000 from $164,000 in 2010. The increase is primarily the result of increased depreciation on furniture and equipment purchased in 2011 as the result of planned growth. Legal fees in 2011 of $76,000 decreased $20,000 from $96,000 in 2010 due to planned reductions. Data processing and IT related services expenses of $147,000 in 2011 increased $26,000 from $121,000 in 2010 due primarily growth in volumes and increased services associated with these charges. Advertising and marketing expenses of $48,000 in 2011, increased by $3,000 from $45,000 in 2010. Insurance expense of $92,000 in 2011 increased $18,000 from $74,000 in 2010. This increase is due largely to increases in FDIC insurance resulting from the change in calculation method of FDIC insurance. Loan collection expense related to the Company’s impaired loan totaled $33,000. There were no loan collection expenses in 2010. Loan processing expense of $28,000 in 2011 increased by $10,000 from $18,000 in 2010 due primarily to an increase in the number of loans processed. Training and travel of $39,000 in 2011 decreased $9,000 from $48,000 in 2010 due to planned reductions.

If the Company continues to grow the banking operation pursuant to its business plan, management expects expenses to increase accordingly.  Management anticipates that any increase in expenses will be offset by expected increases in revenue, assuming the Company is successful in implementing its business plan.

Income Tax Expense

No income tax expense or benefit was recognized during the years ended December 31, 2011 or 2010 due to the tax loss carry-forward position of the Company. An income tax benefit may be recorded in future periods, when the Company begins to become profitable and management believes that profitability will continue for the foreseeable future. No Federal income tax liability is expected for 2012. An income tax receivable of $1,300 represents the Company’s overpayment of Michigan Business Tax for 2010 and is included in interest receivable and other assets on the consolidated balance sheets. This receivable is not expected to be sufficient to offset the Company’s 2011 projected Michigan Business Tax; however, the Company intends to utilize other resources to meet its tax obligations as they become due.

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

The liquidity of a Bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and re-pricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. Our primary sources of funds are cash and cash equivalents, deposits, principal and interest payments on loans and investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. The Bank is a member of the Federal Home Loan Bank of Indianapolis which provides the Bank with a secured line of credit. Collateral will primarily consist of specific pledged loans and investment securities. Management has pledged loans and securities issued by U.S. government agencies in support of borrowings. The amount available to advance on the line is determined by the value of pledged collateral as determined by the Federal Home Loan Bank of Indianapolis. The Bank has also received approval to borrow from the Federal Reserve Discount Window on a collateralized basis. Collateral will consist of specific pledged loans. First Tennessee Bank, a correspondent bank, has approved a $2.0 million Federal funds line of credit on a secured basis. Securities have been pledged to First Tennessee Bank as of December 31, 2011 and 2010 with fair values of $2.2 million and $2.4 million, respectively, and the line is available for use. Lastly, the Bank has subscribed to a deposit listing service which allows the Bank to post its rates to other financial institutions. This facility has been utilized on a limited basis with $3.3 million and $3.6 million in outstanding deposits at December 31 2011 and 2010, respectively. Present sources of liquidity are considered sufficient to meet current commitments. At December 31, 2011, the Company had no borrowed funds outstanding.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination of loans. At December 31, 2011, outstanding unused lines of credit totaled $6.6 million compared to $5.1 million at December 31, 2010. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. As of December 31, 2011, the Bank had $5.8 million of outstanding unfunded loan commitments compared to $3.4 million as of December 31, 2010. A majority of these commitments are in the form of loan commitment letters which generally expire within 30 days of issue and represent commercial loans and lines of credit. The increases are due to planned growth and the timing delay between commitment and funding and, therefore, may fluctuate significantly at any given time.

Certificates of deposit scheduled to mature in one year or less approximates $16.9 million at December 31, 2011 compared to $9.8 million at December 31, 2010. Management estimates that a significant portion of such deposits will remain with the Bank.

Capital Expenditures

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment to be utilized in the ordinary course of our banking business. For 2011, the Company incurred capitalized expenditures of approximately $132,000 compared to $11,000 for 2010.

Item 7A.	Quantative and Qualitative Disclosures about Market Risk.

Because the Company is a smaller reporting company, disclosure under this item is not required.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company accompanied by the report of our independent registered public accounting firm are set forth on pages 4 through 75 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Grand River Commerce, Inc.

Grandville, Michigan

We have audited the accompanying consolidated balance sheets of Grand River Commerce, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grand River Commerce, Inc. as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rehmann Robson P.C.

Grand Rapids, Michigan
March 27, 2012

CONSOLIDATED FINANCIAL STATEMENTS

GRAND RIVER COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents
Cash	$6,087	$3,892
Federal funds sold	841	551
Total cash and cash equivalents	6,928	4,443

Investment securities, available-for-sale	4,664	3,794
Federal Home Loan Bank Stock, at cost	81	33
Mortgage loans held for sale	—	90
Loans
Total loans	68,206	43,490
Less: allowance for loan losses	769	458
Net loans	67,437	43,032
Premises and equipment	241	203
Interest receivable and other assets	286	212
TOTAL ASSETS	$79,637	$51,807

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest bearing	$9,520	$4,534
Interest bearing	59,489	36,108
Total deposits	69,009	40,642

Interest payable and other liabilities	264	141
Total liabilities	69,273	40,783

Commitments and contingencies (Note 7, 13 and 15)

Shareholders’ equity
Common Stock, $0.01 par value, 10,000,000 shares authorized — 1,700,120 shares issued and outstanding at December 31, 2011 and 2010	17	17
Additional paid-in capital	15,048	14,998
Additional paid-in capital warrants	479	479
Accumulated deficit	(5,229)	(4,464)
Accumulated other comprehensive income (loss)	49	(6)
Total shareholders’ equity	10,364	11,024

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,637	$51,807

The accompanying notes are an integral part of these consolidated financial statements.

GRAND RIVER COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010
Interest income
Loans, including fees	$2,747	$1,554
Securities	108	89
Federal funds sold and other income	17	15
Total interest income	2,872	1,658

Interest expense
Deposits	716	427
Borrowings	—	—
Total interest expense	716	427

Net interest income	2,156	1,231

Provision for loan losses	311	324
Net interest income after provision for loan losses	1,845	907

Noninterest income
Service charges and other fees	10	5
Gain on sale of mortgage loans	70	25
Other	19	7
Total noninterest income	99	37

Noninterest expenses
Salaries and benefits	1,616	1,359
Occupancy and equipment	183	164
Share based payment awards	50	49
Travel and training	39	48
Data processing and computer support	147	121
Advertising and marketing	48	45
Audit and other professional	244	209
Printing, postage and office supplies	46	37
Legal	76	96
Loan processing	28	18
Loan collection	33	—
Insurance	92	74
Telephone and data communications	48	43
Other	59	42

Total noninterest expenses	2,709	2,305

Net loss	$(765)	$(1,361)

Basic (loss) per share	$(0.45)	$(0.80)
Diluted (loss) per share	$(0.45)	$(0.80)

The accompanying notes are an integral part of these consolidated financial statements.

grand river commerce, inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010

Net loss	$(765)	$(1,361)
Other comprehensive income
Unrealized gains (losses) on securities available-for-sale	83	(10)
Deferred income tax (expense) benefit	(28)	3
Comprehensive loss	$(710)	$(1,368)

The accompanying notes are an integral part of these consolidated financial statements.

grand river commerce, inc.

CONSOLIDATED statementS of shareholders’ equity

(Dollars in Thousands)

			Additional		Accumulated
			Paid in		Other
	Common	Additional Paid	Capital	Accumulated	Comprehensive
	Stock	in Capital	Warrants	Deficit	Income	Total

Balances, January 1, 2010	$17	$14,949	$479	$(3,103)	$1	$12,343
Share based payment awards under equity compensation plan	—	49	—	—	—	49
Comprehensive loss	—	—	—	(1,361)	(7)	(1,368)

Balances, December 31, 2010	17	14,998	479	(4,464)	(6)	11,024

Share based payment awards under equity compensation plan	—	50	—	—	—	50
Comprehensive loss	—	—	—	(765)	55	(710)

Balances, December 31, 2011	$17	$15,048	$479	$(5,229)	$49	$10,364

 The accompanying notes are an integral part of these consolidated financial statements.

GRAND RIVER COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(765)	$(1,361)
Adjustments to reconcile net loss to net cash used in operating activities
Share based payment compensation	50	49
Provision for loan losses	311	324
Net amortization on investment securities	14	16
Originations of loans held for sale	(4,880)	(1,955)
Proceeds from loan sales	5,040	2,306
Deferred income tax (benefit) expense	(28)	3
Net realized gain on sale of loans	(70)	(25)
Depreciation	94	89
Net change in:
Interest receivable and other assets	(74)	(91)
Interest payable and other liabilities	123	32
Net cash used in operating activities	(185)	(613)

Cash flows from investing activities
Loan principal originations and collections, net	(24,716)	(30,139)
Activity in available-for-sale securities
Maturities and prepayments	4,699	3,175
Purchase of securities	(5,500)	(4,508)
Purchase of Federal Home Loan Bank stock	(48)	(32)
Purchase of equipment	(132)	(11)
Net cash used in investing activities	(25,697)	(31,515)

Cash flows provided by financing activities
Acceptances of and withdrawals of deposits, net	28,367	23,178

Net increase (decrease) in cash and cash equivalents	2,485	(8,950)

Cash and cash equivalents, beginning of the year	4,443	13,393

Cash and cash equivalents, end of the year	$6,928	$4,443

Supplemental cash flows information:
Cash paid for interest	$710	$415

The accompanying notes are an integral part of these consolidated financial statements.

Grand River Commerce, Inc.

Notes to Consolidated Financial Statements

Note 1:	Organization, Business and Summary of Significant Accounting Principles

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

The Bank is a full-service commercial Bank headquartered in Grandville, Michigan serving the communities of Grandville, Grand Rapids and the surrounding areas in Kent and Ottawa Counties, Michigan, with a broad range of commercial and consumer banking services to small- and medium-sized businesses, professionals, and local residents who it believes will be particularly responsive to the style of service which the Bank provides.

Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Bank’s primary markets. The Bank’s results of operations can be significantly affected by changes in interest rates or changes in the automotive and agricultural industries which comprise a significant portion of the local economic environment.

The Bank’s primary deposit products are interest and noninterest bearing checking accounts, savings accounts and time deposits and its primary lending products are real estate mortgages, commercial and consumer loans. The majority of the Bank’s loan portfolio is comprised of commercial real estate and commercial and industrial loans. Commercial real estate loans represented 86.7% and 84.4% of total loans at December 31, 2011 and 2010, respectively while commercial and industrial loans represent 9.0% and 10.9% of total loans at December 31, 2011 and 2010, respectively. The Bank has a concentration in loans secured by real estate; however, management believes that the Bank does not have significant concentrations with respect to any one industry, customer, or depositor.

The Bank is a state chartered bank and is a member of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to the regulations and supervision of the FDIC and state regulators and undergoes periodic examinations by these regulatory authorities. GRCI is also subject to regulations of the Federal Reserve governing bank holding companies.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GRCI and the Bank (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”).  In determining whether an other-than-temporary impairment exists for debt securities, management must assert that: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit risk. The amount of the impairment related to other risk factors (interest rate and market) is recognized as a component of other comprehensive income.

Federal Home Loan Bank Stock

Restricted stock consists of Federal Home Loan Bank (FHLB) stock, which represents an equity interest in this entity and is recorded at cost plus the value assigned to dividends. This stock does not have a readily determinable fair value because ownership is restricted and lacks a market.

Mortgage Loans Held for Sale

Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Estimated fair value is determined using forward commitments to sell loans to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to earnings. Discounts or premiums on loans held for sale are deferred until the related loan is sold. Loans held for sale are sold with servicing rights released.

Loans are considered sold when the Company surrenders control over the transferred assets to the purchaser, with standard representations and warranties. At such time, the loan is removed from the loan portfolio and a gain or loss is recorded on the sale. Gains and losses on loan sales are determined based on the difference between the carrying value of the assets sold, the estimated fair value of any assets or liabilities that are newly created as a result of the transaction and the proceeds from the sale.

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

Interest income on all classes of loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts,that the borrowers’ financial condition is such that collection of interest is doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual in the current year is reversed against interest income. Interest accrued but not received for loans placed on nonaccrual due from prior years is charged against the allowance for loan losses. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled Debt Restructurings

A loan or lease is accounted for as a troubled debt restructuring if management, for economic or legal reasons related to the borrower’s financial condition, grants a significant concession to the borrower that would not otherwise be considered. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan or lease, or a modification of terms such as a reduction of the stated interest rate or balance of the loan or lease, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. Troubled debt restructurings generally remain categorized as nonperforming loans until a six-month payment history has been maintained.

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

Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio consists of loans issued primarily in the past twenty-seven months, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. All loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include, among others, payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers all other loans not identified as impaired and is based on average historical loss experience of peers in our market adjusted for qualitative factors since the Bank does not have any historical loss experience on which to base its analysis. In calculating the historical component of the allowance, management aggregates loans into one of three portfolio segments: Real Estate, Commercial and Industrial and Consumer and Other. The average historical loss experience of the peer group is adjusted for management's estimate of the impact of other factors based on the risks present for each portfolio segment. These other factors include consideration of the following: the overall level of credit concentrations, loan concentrations within a portfolio segment, recent levels and trends in delinquencies, identification of certain loan types with higher risk than other types, growth in the loan portfolio and other economic and industry factors. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets have been legally isolated from the Company, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company has no substantive continuing involvement related to these loans.

The Bank sold residential mortgage loans to an unrelated third party with proceeds of $5.0 million and $2.3 million in 2011 and 2010, respectively, which resulted in gains of $70,000 and $25,000 for 2011 and 2010, respectively.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. As of December 31, 2011 and 2010, the Company had no foreclosed real estate properties.

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

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Deferred income tax benefits result from net operating loss carry forwards. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized. As a result of the Company commencing operations in the second quarter of 2009, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period and the first years of operations has been completely offset by a valuation allowance. Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities. Additionally, the Company has a deferred tax liability recognized in connection with the unrealized gain on available-for-sale securities which is reported in “interest payable and other liabilities” section of the consolidated balance sheets.

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

Advertising Costs

All advertising and marketing costs, amounting to approximately $48,000 and $45,000 in 2011 and 2010, respectively, are expensed as incurred.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section in the consolidated balance sheets. Such items, along with net income (loss), are components of accumulated other comprehensive income (loss).

Net Loss per Share

Basic and diluted loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the year. Weighted-average common shares outstanding in 2011 and 2010 totaled 1,700,120. Common stock equivalents consisting of Common Stock Options and Common Stock Purchase Warrants as described in Notes 8 and 9 are anti-dilutive and are therefore excluded.

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

Reclassifications

Certain amounts as reported in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Effects of Newly Issued Effective Accounting Standards

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

ASU No. 2010-06 also clarified existing disclosures by requiring reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new authoritative guidance was effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which was effective for interim and annual periods beginning after December 15, 2010. The new guidance did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2011-01: “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” In January 2011, ASU No. 2011-01 amended ASC Topic 310, “Receivables” to temporarily delay the effective date of new disclosures related to troubled debt restructurings as required in ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which was initially intended to be effective for interim and annual periods ending after December 15, 2010. The effective date of the new disclosures about troubled debt restructurings was delayed to coordinate with the newly issued guidance for determining what constitutes a troubled debt restructuring (ASU No. 2011-02). The new disclosures were effective for interim and annual periods beginning on or after June 15, 2011 and increased the level of reporting disclosures related to troubled debt restructurings.

ASU No. 2011-02: “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” In April 2011, ASU No. 2011-02 amended ASC Topic 310, “Receivables” to clarify authoritative guidance as to what loan modifications constitute concessions, and would therefore be considered a troubled debt restructuring. Classification as a troubled debt restructuring will automatically classify such loans as impaired. ASU No. 2011-02 clarifies that:

•	If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the modified debt, the modification would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession.
•	A modification that results in a temporary or permanent increase in the contractual interest rate cannot be presumed to be at a rate that is at or above a market rate and therefore could still be considered a concession.
•	A creditor must consider whether a borrower’s default is “probable” on any of its debt in the foreseeable future when assessing financial difficulty.
•	A modification that results in an insignificant delay in payments is not a concession.

In addition, ASU No. 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on modification of payables (ASC Topic 470, “Debt”) when evaluating whether a modification constitutes a troubled debt restructuring. The new authoritative guidance was effective for interim and annual periods beginning on or after June 15, 2011 and did not have a significant impact on the Company’s consolidated financial statements (see Note 3 – Loans and Allowance for Loan Losses).

ASU No. 2011-08: “Testing Goodwill for Impairment” In September 2011, ASU No. 2011-08 amended ASC Topic 350, “Goodwill and Other” to simplify the testing of goodwill impairments. This update will allow for a qualitative assessment of goodwill to determine whether or not it is necessary to perform the two-step impairment test described in ASC Topic 350. While the new authoritative guidance is effective for fiscal years beginning after December 15, 2011, the Company elected to early adopt the guidance as of December 31, 2011. The new guidance did not have any impact on the Company’s consolidated financial statements.

Pending Accounting Standards Updates

ASU No. 2011-03: “Reconsideration of Effective Control for Repurchase Agreements” In April 2011, ASU No. 2011-03 amended ASC Topic 310, “Transfers and Servicing” to eliminate from the assessment of effective control, the criteria calling for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed upon terms, even in the event of the transferee's default. The assessment of effective control should instead focus on the transferor’s contractual rights and obligations. The new authoritative guidance is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to impact the Company’s consolidated financial statements.

ASU No. 2011-04: “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” In May 2011, ASU No. 2011-04 amended ASC Topic 820, “Fair Value Measurement” to align fair value measurements and disclosures in U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). The ASU changes the wording used to describe the requirements in GAAP for measuring fair value and disclosures about fair value.

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

ASU No. 2011-05: “Presentation of Comprehensive Income” In June 2011, ASU No. 2011-05 amended ASC Topic 220, “Comprehensive Income” to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. In addition, to increase the prominence of items reported in other comprehensive income, and to facilitate the convergence of GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.

The new authoritative guidance is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to have a significant impact on Company’s consolidated financial statements since the Company has always elected to present a separate statement of comprehensive income.

Note 2: Investment Securities

The amortized cost and fair value of investment securities classified as available-for-sale, including gross unrealized gains and losses, are summarized as follows (dollars in thousands):

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$1,999	$—	$1	$1,998
Mortgage-backed securities issued by U.S. government agencies	2,590	76	—	2,666
Total	$4,589	$76	$1	$4,664

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$1,500	$—	$15	$1,485
Mortgage-backed securities issued by U.S. government agencies	2,302	10	3	2,309
Total	$3,802	$10	$18	$3,794

The amortized cost and fair value of available-for-sale investment securities at December 31, 2011, by contractual maturity are shown below (dollars in thousands):

	Amortized Cost	Fair Value
US government agencies
Within 1 year	$—	$—
Over 1 year through 5 years	1,999	1,998
After 5 years through 10 years	—	—
Total U.S. government agencies	1,999	1,998
Mortgage-backed securities	2,590	2,666
Total	$4,589	$$4,664

Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. Because of their variable monthly payments, mortgage-backed securities are not reported in a specific maturity group.

There were no sales of securities in 2011 or 2010.

Securities pledged to the FHLB as of December 31, 2011 and 2010 had fair values of $1.5 million and were pledged to secure available borrowings of $650,000 under a line of credit with the remaining value available to secure future advances. Securities pledged to First Tennessee Bank as of December 31, 2011 and 2010 had fair values of $2.2 million and $2.4 million respectively, and were pledged to secure the available Federal funds line of credit of $2.0 million. There have been no borrowings from the FHLB and no Federal funds advances, other than for testing purposes, since inception.

Securities with unrealized losses, not recognized in income, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, are as follows (dollars in thousands):

	2011		2010
	Less than Twelve Months		Less than Twelve Months
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
U.S. government agencies	$1	$1,498	$15	$1,485
Mortgage-backed securities	—	—	3	678
Total	$1	$1,498	$18	$2,163

Management has asserted that it does not have the intent to sell securities in an unrealized loss position and that it is more likely than not the Bank will not have to sell the securities before recovery of its cost basis; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011 or 2010.

Note 3: Loans and Allowance for Loan Losses

The components of the outstanding loan balances are summarized as follows as of December 31 (dollars in thousands):

	2011	2010
Commercial and industrial	$6,161	$4,723
Commercial real estate
Commercial	55,853	31,896
Construction and land development	3,264	4,846
Total commercial real estate	59,117	36,742
Consumer
Consumer residential and other	2,840	854
Construction	88	1,171
Total consumer	2,928	2,025
Gross loans	68,206	43,490
Less allowance for loan losses	769	458
Total loans, net	$67,437	$43,032

Changes in the allowance for loan losses are as follows for the year ended December 31 (dollars in thousands):

	2011	2010
Balance, beginning of the year	$458	$134
Provision for loan losses	311	324
Loans charged-off	—	—
Recoveries	—	—
Balance, end of the year	$769	$458

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method used (dollars in thousands):

Allowance for Loan Losses for the Year Ended December 31, 2011
Allowance for loan losses:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$51	$396	$11	$—	$458

Charge-offs	—	—	—	—	—

Recoveries	—	—	—	—	—

Provision	14	272	25	—	311

Ending balance	$65	$668	$36	$—	$769

Ending balance: Individually evaluated for impairment	$—	$—	$—	$—	$—

Ending balance: Collectively evaluated for impairment	$65	$668	$36	$—	$769

Allowance for Loan Losses for the Year Ended December 31, 2010
Allowance for loan losses:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$19	$108	$7	$—	$134

Charge-offs	—	—	—	—	—

Recoveries	—	—	—	—	—

Provision	32	288	4	—	324

Ending balance	$51	$396	$11	$—	$458

Ending balance: Individually evaluated for impairment	$—	$—	$—	$—	$—

Ending balance: Collectively evaluated for impairment	$51	$396	$11	$—	$458

Financing Receivables for the Year Ended December 31, 2011
	Commercial	Commercial
	and	Real
Financing Receivables:	Industrial	Estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$690	$-	$-	$690
Collectively evaluated for impairment	6,161	58,427	2,928	-	67,516
Total ending balance	$6,161	$59,117	$2,928	$-	$68,206

Financing Receivables for the Year Ended December 31, 2010
	Commercial	Commercial
	and	Real
Financing Receivables:	Industrial	Estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	4,723	36,742	2,025	-	43,490
Total ending balance	$4,723	$36,742	$2,025	$-	$43,490

The Bank categorizes commercial loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk.

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

Acceptable Quality-4. Borrower generates sufficient cash flow to fund debt service, but most working assets and all capital expansion needs are funded by other sources. Borrower is able to meet interest payments but could not term out evergreen credit lines in a reasonable period of time. Earnings may be trending down; a loss may be shown indicating some volatility in earnings. However, management is acceptable and long term trends are positive or neutral. Borrower may be able to obtain similar financing from other institutions.

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

Loss-9. Loans are considered uncollectible and of little or no value as a Bank asset. Such loans are charged off when classified as loss.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Bank’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2011, approximately 23.1% of the outstanding principal balance of the Bank’s commercial real estate loans was secured by owner-occupied properties, 44.4% by non-owner occupied properties, 17.6% by multi-family, 7.6% by 1-4 family residential properties and 7.3% by other types as compared to December 31, 2010 when approximately 26.4% of the outstanding principal balance of the Bank’s commercial real estate loans was secured by owner-occupied properties, 44.4% by non-owner occupied properties, 19.9% by multi-family, 5.6% by 1-4 family residential properties and 3.7% by other types.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Bank may originate from time to time, the Bank generally requires the borrower to have had an existing relationship with the Bank and have a proven record of success. Commercial real estate construction and land development (“Construction”) loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Bank monitors and manages consumer loan risk through its policies and procedures.  These policies and procedures are developed and modified, as needed by management.  This activity, coupled with relatively small average loan amounts, minimizes risk.  Underwriting standards for consumer real estate loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum combined loan-to-value percentage of 90%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.  The Bank recognizes the value of an independent loan review that reviews and validates the credit risk program on a periodic basis.  Results of these reviews are presented to management.  The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Bank’s policies and procedures.

The credit risk profile of the loan portfolio is presented in the following tables (dollars in thousands):

Loan Quality Indicators as of December 31, 2011:
				Commercial
		Commercial		Real Estate
		and	Commercial	Construction and
	Risk Rating Definitions	Industrial	Real Estate	Land Development
1—2	High quality	$1,608	$5,915	$—
3	Average quality	2,284	20,835	200
4	Acceptable Risk	2,238	28,182	3,064
5	Watch	31	231	—
6	Special Mention	—	—	—
7	Substandard	—	690	—
8	Doubtful	—	—	—
9	Loss	—	—	—
Total		$6,161	$55,853	$3,264

Loan Quality Indicators as of December 31, 2010:
				Commercial
		Commercial		Real Estate
		and	Commercial	Construction and
	Risk Rating Definitions	Industrial	Real Estate	Land Development
1—2	High quality	$129	$4,459	$—
3	Average quality	1,151	11,096	199
4	Acceptable Risk	3,443	16,341	4,647
5	Watch	—	—	—
6	Special Mention	—	—	—
7	Substandard	—	—	—
8	Doubtful	—	—	—
9	Loss	—	—	—
Total		$4,723	$31,896	$4,846

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. A loan is considered performing if loan payments are timely. The following table presents the recorded investment in consumer loans based on payment activity as of December 31, 2011 and 2010.

Consumer Loan Exposure
Loan Risk Profile as of December 31, 2011
	Consumer
	Residential	Consumer
Grade	and Other	Construction	Total

Performing	$2,840	$88	$2,928
Nonperforming	—	—	—
Total	$2,840	$88	$2,928

Consumer Exposure
Loan Risk Profile as of December 31, 2010
	Consumer
	Residential	Consumer
Grade	and Other	Construction	Total

Performing	$854	$1,171	$2,025
Nonperforming	—	—	—
Total	$854	$1,171	$2,025

As of December 31, 2011, the Bank had two commercial real estate loans with an aggregate outstanding balance of $690,000 classified as nonaccrual and impaired. The balance of impaired loans relates to one borrower and management does not believe the impairment to be associated with any particular aspect of the borrower’s industry or the local economy. There was no interest income recognized on this credit during impairment nor does the Bank have a valuation allowance associated with this credit. The Bank does not have any commitments to lend additional funds to this borrower.

December 31, 2011 (dollars in thousands):

Unpaid
Impaired without	Recorded	Principal	Valuation
recorded valuation allowance	Investment	Balance	Allowance
Commercial and industrial	$-	$-	$-
Commercial real estate	690	690	-
Commercial real estate-construction and land development	-	-	-
Consumer residential and other	-	-	-
Consumer construction	-	-	-
Total impaired without a valuation allowance	$690	$690	$-

Average of impaired loans without allocation
recorded over the year	2011	2010
Commercial and industrial	$-	$-
Commercial real estate	690	-
Commercial real estate-construction and land development	-	-
Consumer residential and other	-	-
Consumer construction	-	-
Total average impaired loans without valuation allowance recorded over the period	$690	$-

The Bank did not have any impaired loans recorded with a valuation allowance as of December 31, 2011 or 2010. The Bank did not recognize any interest income during impairment or recognize any cash basis interest income during 2011 or 2010.

The following table presents the recorded investments in nonaccrual and loans past due over 90 days still on accrual by class as of December 31, 2011 (dollars in thousands):

Over 90 Days
	Nonaccrual	Accruing
Commercial and industrial	$-	$-
Commercial real estate	690	-
Commercial real estate-construction and land development	-	-
Consumer residential and other	-	-
Consumer construction	-	-
Total	$690	$-

There were no loans on nonaccrual or loans past due over 90 days and still accruing interest as of December 31, 2010.

The following table presents the aging of recorded investment in past due loans by class of loans as of December 31, 2011 (dollars in thousands):

		Greater		Loans
	30-90	than	Total	not
	Days	90 days	past due	past due	Total
Commercial and industrial	$—	$—	$—	$6,161	$6,161
Commercial real estate	—	690	690	55,163	55,853
Commercial real estate-construction and land development	—	—	—	3,264	3,264
Consumer residential and other	—	—	—	2,840	2,840
Consumer construction	—	—	—	88	88
Total	$—	$690	$690	$67,516	$68,206

December 31, 2010 (dollars in thousands):

		Greater		Loans
	30-90	than	Total	not
	Days	90 days	past due	past due	Total
Commercial and industrial	$—	$—	$—	$4,723	$4,723
Commercial real estate	—	—	—	31,896	31,896
Commercial real estate-construction and land development	—	—	—	4,846	4,846
Consumer residential and other	—	—	—	854	854
Consumer construction	—	—	—	1,171	1,171
Total	$—	$—	$—	$43,490	$43,490

As of December 31, 2011, the terms of two loans were modified and are considered troubled debt restructurings (“TDR”). These borrowings are with one customer currently aggregating $690,000. The terms of these loans have been restructured to allow the customer to mitigate foreclosure by reducing the loan payment requirement based upon the customer’s cash flows. As of December 31, 2011, these restructured loans were in default of the restructured terms. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The Company has determined that these loans have sufficient collateral to mitigate any potential loss. Therefore, the Company has determined that no additional provision was required for loans whose terms have been modified in a troubled debt restructuring as of December 31, 2011.

The following table is a comparison of our troubled debt restructurings by class as of the date indicated (dollars in thousands):

	December 31, 2011			December 31, 2010
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment

Troubled debt restructurings Commercial mortgages	2	$690	$690	-	$-	$-

Note 4: Premises and Equipment

Major classifications of premises and equipment are summarized as follows at December 31 (dollars in thousands):

	2011	2010
Leasehold improvements	$45	$45
Furniture, fixtures and equipment	435	303
Accumulated depreciation	(239)	(145)
Premises and equipment, net	$241	$203

Depreciation expense was $94,000 and $89,000 for 2011 and 2010, respectively.

Note 5: Deposits

The components of the outstanding deposit balances are as follows as of December 31 (dollars in thousands):

	2011	2010
Noninterest bearing
Demand	$9,520	$4,534
Interest bearing
Checking	6,097	4,162
Savings	24,179	9,780
Time, under $100,000	16,576	14,395
Time, over $100,000	12,637	7,771
Total deposits	$69,009	$40,642

Interest expense on time deposits issued in denominations of $100,000 or more was $160,800 in 2011 and $154,100 in 2010.

Scheduled maturities of time deposits for each of the years succeeding December 31, 2011, are as follows (dollars in thousands):

Year	Amount
2012	$16,880
2013	7,402
2014	973
2015	2,417
2016	1,541
Total	$29,213

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. Fair value is based on independent quoted market prices of the purchasers. Quoted market prices are based on what secondary markets are currently offering for portfolios with similar characteristics. As such, we classify those loans subjected to nonrecurring fair value adjustments as Level 2.

Loans: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., real estate mortgage, commercial, and installment) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of declines, if any, in the credit quality of borrowers since the loans were originated. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Assets Recorded at Fair Value on a Recurring Basis

All of the Bank’s securities available-for-sale are classified within Level 2 of the valuation hierarchy as quoted prices for similar assets are available in an active market.

The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2011 and 2010 (000s omitted), by valuation hierarchy level (as described above). The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values (dollars in thousands).

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. government agencies	$—	$1,998	$—	$1,998
Mortgage-backed securities	—	2,666	—	2,666
Total	$—	$4,664	$—	$4,664

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. government agencies	$—	$1,485	$—	$1,485
Mortgage-backed securities	—	2,309	—	2,309
Total	$—	$3,794	$—	$3,794

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis:

The Bank also has assets that under certain conditions are subject to fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Assets measured at fair value on a non-recurring basis are as follows:

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Impaired Loans
Commercial Real Estate	$—	$—	$690	$690

As of December 31, 2010, there were no assets or liabilities subject to fair value on a nonrecurring basis.

The following table provides a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (dollars in thousands).

Impaired Loans
Balance at December 31, 2010	$—
Net transfers in	690
Change in valuation allowance	—
Balance at December 31, 2011	$690

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets are as follows as of December 31 (dollars in thousands):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets

Cash and cash equivalents	$6,928	$6,928	$4,443	$4,443
Net loans	67,437	67,445	43,032	43,295
Federal Home Loan Bank Stock	81	81	33	33
Accrued interest receivable	198	198	143	143

Financial liabilities
Noninterest bearing deposits	9,520	9,520	4,534	4,534
Interest bearing deposits	59,489	59,626	36,108	36,151
Accrued interest payable	32	32	23	23

Note 7: Operating Lease

In November 2007, the Company began leasing the building used as its principle office. On December 10, 2010, the Company renewed this three year lease agreement, commencing on January 1, 2011, with three options to renew for three years. On October 24, 2011, the Company entered into an agreement to lease additional space in the same building commencing on November 1, 2011 to run concurrent with the existing lease agreement. The rent under the terms of the lease is $6,200 per month, subject to a 2% cumulative upward adjustment in each subsequent year. The Company recognizes the expense on a straight-line basis over the term of the agreement. The lease provides that the Company pays insurance and certain other operating expenses applicable to the leased premise. The lease also stipulates that the Company may use and occupy the premise only for the purpose of maintaining and operating a bank.

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

During the second quarter of 2009, GRCI awarded and issued options for the purchase of 100,000 shares of Company common stock. The total stock options outstanding at December 31, 2010 were 95,000, due to the cancellation of 5,000 stock options.

During the second quarter of 2011, GRCI awarded 16,500 additional options to acquire 16,500 common shares under the 2009 Plan. Director options totaling 10,000 shares were awarded to new directors and an additional 6,500 shares were awarded to employees. All such options expire in ten years and have a $10.00 per share strike price. Management options have a 5 year vesting period and Director options have a 3 year vesting period. During 2011, 10,000 options were cancelled due to forfeiture and these options were returned to the pool for future issuance under the 2009 Plan. The total stock options outstanding at December 31, 2011 and December 31, 2010 were 101,500 and 95,000, respectively. No options have been exercised as of December 31, 2011.

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

Calculated volatility	10.86%
Weighted average dividends	0.00%
Expected forfeiture rate	4.43%
Expected term (in years)	5 years
Risk-free interest rate	1.65%
Weighted average fair value of options granted	$1.06

A summary of option activity under the 2009 Plan is presented below for the year ended December 31:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	95,000	$10.00	100,000	$10.00
Granted	16,500	10.00	—	—
Exercised	—	—	—	—
Expired or cancelled	(10,000)	10.00	(5,000)	—
Outstanding at December 31	101,500	$10.00	95,000	$10.00

There are 42,667 common stock options able to be exercised at December 31, 2011. The weighted-average grant-date calculated value approximated $243,000 for options granted during the second quarter of 2009 and $12,000 for options granted during the second quarter of 2011. As of December 31, 2011, there was approximately $83,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

The following is a summary of the status of our nonvested shares and changes during the year ended December 31:

	2011		2010
		Weighted Average Grant Date		Weighted Average Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	71,998	$2.21	100,000	$2.21
Granted	16,500	1.06	—	—
Forfeited	(6,665)	1.35	(5,000)	—
Vested	(23,000)	2.21	(23,002)	2.21
Nonvested at December 31	58,833	$1.99	71,998	$2.21

Note 9: Common Stock Purchase Warrants

The Company measures the cost of equity instruments based on the grant-date fair value of the award (with limited exceptions). The Company estimates the fair value of all common stock purchase warrants on each grant date, using an appropriate valuation approach based on the Black-Scholes option pricing model.

In recognition of the substantial financial risks undertaken by the members of the Company’s organizing group, GRCI granted common stock purchase warrants to such organizers. As of December 31, 2011, GRCI had granted warrants to purchase an aggregate of 305,300 shares of common stock. These warrants are exercisable at a price of $10.00 per share, the initial offering price, and may be exercised within ten years from the date that the Bank opened for business. The warrants vested immediately.

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

No warrants were exercised in 2011 or 2010.

Note 10: Employee Benefit Plan

The Company has a Safe Harbor 401(k) plan covering all employees, which began in 2009. Contributions under the 401(k) plan are made by the employee with the Company contributing 100% of the employee deferral for the first 3% compensation and 50% of the deferral for the next 2% of the employee’s deferral. The cost of the plan amounted to $35,000 and $31,000 for 2011 and 2010, respectively.

Note 11: Short Term Borrowings

The Company has available a secured $2.0 million federal funds purchased line of credit with a correspondent bank, a $650,000 secured line of credit with the FHLB and a collateral based borrowing formula for FHLB Advances. Any FHLB obligations of the Bank would be secured by bank-owned securities held by the FHLB as a third-party safekeeping agent and by loans pledged to the FHLB and held by a third-party safekeeping agent. The Bank had pledged securities and loans that equate to an available borrowing limit of approximately $5.8 million as of December 31, 2011. The Company had no short term borrowings outstanding as of December 31, 2011 or 2010.

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

Deferred taxes are comprised of the following at December 31 (dollars in thousands):

	2011	2010
Deferred tax assets
Allowance for loan losses	$176	$91
Start-up costs	500	541
Non-employee stock option plan	22	15
Net operating loss carryforwards	1,032	856
Other	18	2
Total deferred tax assets	1,748	1,505

Deferred tax liabilities
Depreciation	(5)	(5)
Allowance for loan losses	—	—
Accretion on securities	—	—
Total deferred tax liabilities	(5)	(5)

Net deferred tax assets	1,743	1,500

Less valuation allowance	1,743	1,500

Total	$—	$—

Additionally, the Company has a deferred tax liability related to unrealized gains on available-for-sale securities which is reported in the “interest payable and other liabilities” section of the consolidated balance sheets.

Reconciliation of federal income taxes at statutory rate (34%) to effective rate for the year end December 31 is as follows (dollars in thousands):

	2011	2010
Tax benefit at federal statutory rate	$(260)	$(463)
Other	17	11
Change in valuation allowance	243	452
Federal income taxes	$—	$—

The federal and state net operating loss carryforwards of $2.5 million will expire beginning in 2029 if not previously utilized.

The Company and its subsidiary are subject to U.S. federal income taxes. The Company is no longer subject to examination by the taxing authority before 2007. There are no material uncertain tax positions requiring the recognition in the Company’s consolidated financial statements. The Company does not expect to generate significant unrecognized tax benefits in the next twelve months. The Company recognizes interest and or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2011 and 2010, and is not aware of any claims for such amounts by federal income tax authorities.

Note 13: Minimum Regulatory Capital Requirements and Restrictions on Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Company is restricted from paying dividends until such time as the Bank achieves profitability on a continuing basis and the Bank has sufficient capital to do so. The Bank is required to maintain a minimum ratio of Tier 1 capital to average assets of 8% for the first seven years of operation. The Bank was well capitalized as of December 31, 2011. There are no conditions or events that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital (to risk-weighted assets)	$10,623	16.01%	$5,308	8.00%	$6,635	10.00%
Tier 1 capital (to risk-weighted assets)	9,854	14.85	2,654	4.00	3,981	6.00
Tier 1 capital (to average assets)	9,854	13.15	2,997	4.00	3,746	5.00

December 31, 2010
Total capital (to risk-weighted assets)	$10,889	26.00%	$3,350	8.00%	$4,187	10.00%
Tier 1 capital (to risk-weighted assets)	10,431	24.91	1,675	4.00	2,513	6.00
Tier 1 capital (to average assets)	10,431	21.69	1,924	4.00	2,405	5.00

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

Note 14: Related Party Transactions

In the ordinary course of business, the Bank grants loans to certain directors, principals, officers and their affiliates. Loans and commitments to principal officers, directors and their affiliates are presented in the following table (dollars in thousands):

	December 31, 2011	December 31, 2010

Beginning balance	$1,327	$1,123
New loans and line advances	960	442
Repayments	(960)	(238)
Change in related parties	(1,327)	—
Ending balance	$—	$1,327

Deposits from principal officers, directors and their affiliates as of December 31, 2011 and 2010 were approximately $1.2 million and $1.4 respectively.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows as of December 31 (dollars in thousands):

	2011		2010
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Unfunded commitments under lines of credit and overdraft lines	$1,412	$5,148	$1,191	$3,955
Commitments to fund loans	3,206	2,626	1,373	2,075
Total	$4,618	$7,774	$2,564	$6,030

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

Note 16: Parent Company Only Financial Information

Following are the parent company only financial statements (dollars in thousands):

Balance Sheets	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$467	$580
Premises and equipment	2	3
Other assets	3	22
Investment in subsidiary	9,903	10,425
TOTAL ASSETS	$10,375	$11,030

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$11	$6
Shareholders' equity	10,364	11,024
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,375	$11,030

Statements of Operations	Year Ended December, 31
	2011	2010

Noninterest expenses
Salaries and benefits	$88	$73
Occupancy and equipment	1	7
Audit and other professional	21	20
Advertising and marketing	6	11
Legal	58	66
Other operating expenses	15	19
Total noninterest expenses	189	196

Equity in undistributed loss of subsidiary	576	1,165

Net loss	$(765)	$(1,361)

Statements of Cash Flows	December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(765)	$(1,361)
Depreciation expense	1	2
Equity in undistributed loss of subsidiary	576	1,165
Share based compensation expense	50	49
Net change in:
Other assets	20	12
Other liabilities	5	3
Net cash used in operating activities	(113)	(130)

Cash and cash equivalents, beginning of year	580	710

Cash and cash equivalents, end of year	$467	$580

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Our management, including the chief executive officer and chief financial officer, does not expect that our Disclosure Controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. In addition, there were no changes in our internal controls over financial reporting that occurred during the period covered by such report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on our internal control over financial reporting pursuant to rules of the Securities and Exchange Commission.

Item 9B. Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information under the captions "Grand River Commerce, Inc.’s Board of Directors and Executive Officers," "Related Matters - Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2012, is incorporated herein by reference.

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

The information under the captions "Executive Compensation" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2012, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption "Ownership of Grand River Commerce, Inc. Common Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2012, is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

The information under the captions "Related Matters - Transactions with Related Persons" and "Corporate Governance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2012, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2012, is incorporated herein by reference.

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

(b)

Number	Description
1.1	Agency Agreement by and between the Company and Commerce Street Capital, LLC*
3.1	Articles of Incorporation**
3.2	Bylaws**
3.3	Amended and Restated Bylaws***
4.1	Specimen common stock certificate**
4.2	Form of Grand River Commerce, Inc. Organizers’ Warrant Agreement**
4.3	See Exhibits 3.1 and 3.2 for provisions of the articles of in Company and bylaws defining rights of holders of the common stock
10.1	Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.2	Form of Incentive Stock Option Award Agreement pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.3	Form of Stock Option Award Agreement for non-qualified stock options pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan***
10.4	Form of Warrant Agreement****
10.5	Employment Agreement by and between Grand River Bank and David H. Blossey+
10.6	Employment Agreement by and between Grand River Bank and Robert P. Bilotti+
10.7	Employment Agreement by and between Grand River Bank and Elizabeth C. Bracken+
10.8	Consulting Agreement by and between Grand River Commerce, Inc. and David H. Blossey+**
10.9	Consulting Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+**
10.10	Consulting Agreement by and between Grand River Commerce, Inc. and Elizabeth C. Bracken+**
10.11	Employment Agreement by and between Grand River Bank and Mark Martis+
10.12	Consulting Agreement by and between Grand River Commerce, Inc. and Mark Martis+**
10.13	Amendment to Lease Agreement by and between Grand River Bank and Southtown Center LLC, dated December 10, 2010.
10.14	Employment Agreement by and between Grand River Bank and Patrick K. Gill+
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a compensatory plan or contract

*	Previously filed as an exhibit to our Current Report on Form 8-K filed March 10, 2009

**	Previously filed as an exhibit to the registration statement filed November 16, 2007

***	Previously filed as an exhibit to our Current Report on Form 8-K filed May 30, 2008

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

SIGNATURE	TITLE	DATE

/s/ Robert P. Bilotti	Director, President and Chief Executive Officer	03/29/11
Robert P. Bilotti (1)

/s/ Cheryl M. Blouw	Director	03/29/11
Cheryl M. Blouw

/s/ Elizabeth C. Bracken	Chief Financial Officer	03/29/11
Elizabeth C. Bracken (2)

/s/ Jeffrey A. Elders	Director and Treasurer	03/29/11
Jeffrey A. Elders

	Director	03/29/11
Patrick K. Gill

Director
Randall L. Hartgerink

/s/ Thomas P. Jeakle	Director	03/29/11
Thomas P. Jeakle

Director
David K. Hovingh

Director
Roger L. Roode

Director and Vice President
Jerry S. Sytsma

(1)	Principal executive officer

(2)	Principal financial and accounting officer

