Form 10-Q
period 2012-03-31
GRAND RIVER COMMERCE INC
filed 2012-05-10
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
☐ Yes ☑ No

The number of shares outstanding of the issuer’s Common Stock, as of the latest practicable date was 1,700,120 shares as of May 8, 2012.

GRAND RIVER COMMERCE, INC.

FORM 10-Q

i

PART I--FINANCIAL INFORMATION

ITEM 1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in thousands	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents
Cash	$2,717	$6,087
Federal funds sold	193	841
Total cash and cash equivalents	2,910	6,928

Investment securities, available-for-sale	4,985	4,664
Federal Home Loan Bank Stock, at cost	81	81
Loans
Total loans	71,890	68,206
Less: allowance for loan losses	842	769
Net loans	71,048	67,437
Premises and equipment	310	241
Interest receivable and other assets	311	286
TOTAL ASSETS	$79,645	$79,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest bearing	$6,950	$9,520
Interest bearing	62,258	59,489
Total deposits	69,208	69,009

Interest payable and other liabilities	225	264
Total liabilities	69,433	69,273

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized — 1,700,120 shares issued and outstanding at March 31, 2012 and at December 31, 2011	17	17
Additional paid-in capital	15,060	15,048
Additional paid-in capital warrants	479	479
Accumulated deficit	(5,366)	(5,229)
Accumulated other comprehensive income	22	49
Total shareholders’ equity	10,212	10,364

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,645	$79,637

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Dollars in thousands	Three Months Ended March 31,
	2012	2011
Interest income
Loans, including fees	$873	$597
Investment securities	22	26
Federal funds sold and other income	2	3
Total interest income	897	626

Interest expense
Deposits	191	163
Total interest expense	191	163

Net interest income	706	463

Provision for loan losses	73	52
Net interest income after provision for loan losses	633	411

Noninterest income
Service charges and other fees	4	2
Gain on sale of loans	32	6
Gain on sale of investments	35	—
Other	5	5
Total noninterest income	76	13

Noninterest expenses
Salaries and benefits	539	342
Occupancy and equipment	54	42
Share-based payment awards (Note 8)	12	14
Data processing and computer support	43	35
Advertising and marketing	9	14
Audit and other professional	66	50
Printing, postage and office supplies	13	10
Legal	31	20
Loan processing	9	2
Loan collection	5	—
Insurance, including FDIC	27	27
Telephone and data communications	14	10
Other	24	22
Total noninterest expenses	846	588

Net loss	$(137)	$(164)

Basic and diluted (loss) per share	$(0.08)	$(0.10)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

Dollars in thousands	Three Months Ended
	March 31,
	2012	2011

Net loss	$(137)	$(164)
Other comprehensive income
Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding gains arising during the period	(75)	14
Reclassification adjustment for net realized gains included in net income	35	—
Net unrealized (loss) gains	(40)	14
Deferred income tax benefit (expense)	13	(5)
Other comprehensive (loss) income, net of tax	(27)	9
Comprehensive loss	$(164)	$(155)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Dollars in thousands	Common Stock	Additional Paid in Capital	Additional Paid in Capital Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, January 1, 2011	$17	$14,998	$479	$(4,464)	$(6)	$11,024
Share-based payment awards under equity compensation plan	—	14	—	—	—	14
Comprehensive loss	—	—	—	(164)	9	(155)

Balances, March 31, 2011	$17	$15,012	$479	$(4,628)	$3	$10,883

Balances, January 1, 2012	$17	$15,048	$479	$(5,229)	$49	$10,364
Share-based payment awards under equity compensation plan	—	12	—	—	—	12
Comprehensive loss	—	—	—	(137)	(27)	(164)

Balances, March 31, 2012	$17	$15,060	$479	$(5,366)	$22	$10,212

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(137)	$(164)
Adjustments to reconcile net loss to net cash used in operating activities
Share based payment compensation	12	14
Provision for loan losses	73	52
Depreciation	25	22
Net realized gain on sale of investment securities	(35)	—
Net amortization on investment securities	4	4
Originations of loans held for sale	(1,516)	(285)
Proceeds from loan sales	1,548	381
Deferred income tax expense (benefit)	13	(5)
Net realized gain on sale of loans	(32)	(6)
Net change in:
Interest receivable and other assets	(25)	(18)
Interest payable and other liabilities	(39)	4
Net cash used in operating activities	(109)	(1)

Cash flows from investing activities
Loan principal (originations) and collections, net	(3,684)	(3,497)
Activity in available for sale investment securities
Purchases	(3,125)	(1,001)
Maturities and prepayments	1,703	180
Sales	1,092	—
Purchases of equipment	(94)	(19)
Net cash used in investing activities	(4,108)	(4,337)

Cash flows from financing activities
Acceptances and (withdrawals) of deposits, net	199	6,191

Net (decrease) increase in cash and cash equivalents	(4,018)	1,853

Cash and cash equivalents, beginning of the period	6,928	4,443

Cash and cash equivalents, end of the period	$2,910	$6,296

Supplemental cash flows information:
Cash paid for interest	$182	$157

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Grand River Commerce, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Note 1:	Organization, Business and Summary of Significant Accounting Principles

Nature of Organization and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by “GAAP” (as defined below) for complete financial statements.  In management’s opinion, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2011.

Grand River Commerce, Inc. (“GRCI”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo bank in Michigan.  GRCI’s fiscal year ends on December 31.  Upon receiving final regulatory approvals to commence business in April 2009, GRCI capitalized Grand River Bank, a de novo bank (the “Bank”) which also has a December 31 fiscal year end.  The Bank is a wholly-owned subsidiary of GRCI. In January 2012, the Bank formed a wholly owned subsidiary, GRO Properties, LLC, to hold properties acquired by the Bank through foreclosure.

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

The Bank is a state chartered bank and is a member of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is subject to the regulations and supervision of the FDIC and state regulators and undergoes periodic examinations by these regulatory authorities.  GRCI is also subject to regulations of the Federal Reserve Board governing bank holding companies.

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of GRCI and the Bank (collectively, “the Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates and assumptions.

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

Management believes that the allowance for losses on loans is adequate to absorb probable losses inherent in the portfolio.  Future additions to the allowance may be necessary based on changes in local economic conditions or changes in the performance of certain loans.

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

Summary of Significant Accounting Policies

Accounting policies used in preparation of the accompanying interim condensed consolidated financial statements are in conformity with accounting principles generally accepted in the United States. The principles which materially affect the determination of the financial position and results of operations of GRCI and its subsidiary bank are summarized below:

Cash and Cash Equivalents

For the purposes of the interim condensed consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, and federal funds sold, all of which mature within ninety days.  Generally, federal funds are sold for a one-day period.  The Company maintains deposit accounts in various financial institutions which generally do exceed the FDIC insured limits.  Management does not believe the Company is exposed to any significant interest, credit, or other financial risk on these deposits.

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

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”).  In determining whether an OTTI exists for debt investment securities, management must assert that: (a) the Bank does not have the intent to sell the security; and (b) the Bank is more likely than not it will not have to sell the security before recovery of the security’s cost basis.  Declines in the fair value of held-to-maturity and available-for-sale debt investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit risk.  The amount of the impairment related to other risk factors (interest rate and market) is recognized as a component of other comprehensive income (loss).

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

In the first three months of 2012, the Bank sold residential mortgage loans to an unrelated third party with proceeds of $1.5 million which resulted in gains of $32,000.  In the first three months of 2011, the Bank sold residential mortgage loans to an unrelated third party with proceeds of $381,000 which resulted in gains of $6,000.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  As of March 31, 2012 and December 31, 2011, the Bank and GRO Properties, LLC. had no foreclosed real estate properties.

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

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  Deferred income tax benefits result from net operating loss carry forwards.  Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.  As a result of the Company commencing operations in the second quarter of 2009, any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period and the first years of operations has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus, or minus the change during the period in deferred tax assets and liabilities.  Additionally, the Company has a deferred tax liability recognized in connection with the unrealized gain on available-for-sale investment securities which is reported in the “interest payable and other liabilities” section of the interim condensed consolidated balance sheets.

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

Advertising Costs

Advertising and marketing costs, amounting to $9,000 and $14,000 for the first three months of 2012 and 2011, respectively, are expensed as incurred.

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

Net Loss per Share

Basic and diluted losses per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.  Weighted-average common shares outstanding for the three month periods ended March 31, 2012 and 2011 totaled 1,700,120.  Common stock equivalents consisting of common stock options and common stock purchase warrants as described in Notes 8 and 9, are anti-dilutive and are therefore excluded.

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

Reclassifications

Certain amounts as reported in the 2011 interim condensed consolidated financial statements have been reclassified to conform with the 2012 presentation.

Recently Adopted Accounting Standards Updates

ASU No. 2011-03: “Reconsideration of Effective Control for Repurchase Agreements”.  In April 2011, ASU No. 2011-03 amended ASC Topic 310, “Transfers and Servicing” to eliminate from the assessment of effective control, the criteria calling for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed upon terms, even in the event of the transferee's default. The assessment of effective control should instead focus on the transferor’s contractual rights and obligations. The new authoritative guidance became effective for interim and annual periods beginning on or after December 15, 2011 and did not have an impact on the Company’s interim condensed consolidated financial statements.

ASU No. 2011-04: “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  In May 2011, ASU No. 2011-04 amended ASC Topic 820, “Fair Value Measurement” to align fair value measurements and disclosures in U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). The ASU changes the wording used to describe the requirements in GAAP for measuring fair value and disclosures about fair value.

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

The new authoritative guidance became effective for interim and annual periods beginning on or after December 15, 2011 and did not have a significant financial impact but increased the level of disclosures related to fair value measurements in the Company’s interim condensed consolidated financial statements.

ASU No. 2011-05: “Presentation of Comprehensive Income”.  In June 2011, ASU No. 2011-05 amended ASC Topic 220, “Comprehensive Income” to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. In addition, to increase the prominence of items reported in other comprehensive income, and to facilitate the convergence of GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.

The new authoritative guidance became effective for interim and annual periods beginning on or after December 15, 2011 and did not have an impact on Company’s interim condensed consolidated financial statements as the Corporation has historically elected to present a separate consolidated statement of comprehensive income.

Note 2:	Investment Securities

The amortized cost and fair value of investment securities classified as available-for-sale, including gross unrealized gains and losses, were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses	Value
U.S. government agencies	$2,496	$2	$(6)	$2,492
Mortgage-backed securities issued by U.S. government agencies	2,454	44	(5)	2,493
Total	$4,950	$46	$(11)	$4,985

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
U.S. government agencies	$1,999	$—	$(1)	$1,998
Mortgage-backed securities issued by U.S. government agencies	2,590	76	—	2,666
Total	$4,589	$76	$(1)	$4,664

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2012, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations (dollars in thousands).

	Less than one year	One year to five years	Five years to ten years	Over ten years	Total
Available for Sale
U.S. government agencies	$—	$2,496	$—	$—	$2,496
Mortgage-backed securities issued by U.S government agencies and corporations	—	—	—	2,454	2,454
Total Amortized Cost	$—	$2,496	$—	$2,454	$4,950
Fair Value	$—	$2,492	$—	$2,493	$4,985

Securities pledged to the FHLB as of December 31, 2011 had fair values of $1.5 million to secure available borrowings of $650,000.  There were no securities pledged to the FHLB as of March 31, 2012.  These borrowings are now secured with loans.  Securities pledged to First Tennessee Bank as of March 31, 2012 and December 31, 2011 had fair values of $2.4 million and $2.2 million, respectively, and were pledged to secure the available Federal funds line of credit of $2.0 million.  There have been no borrowings from the FHLB and no Federal funds advances, other than for testing purposes, since inception.

Investment securities with unrealized losses not recognized in income, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Less than Twelve Months		Less than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. government agencies	$(6)	$993	$1	$1,498
Mortgage-backed securities issued by US government agencies	(5)	1,122	—	—
Total	$(11)	$2,115	$1	$1,498

During March 2012, the Company completed the disposition of $1.1 million of securities in our available-for-sale investment portfolio through sales in the open market. These investment securities were comprised of mortgage-backed U.S. agency securities with an average yield of 2.09% and an average life of 1.9 years.  Proceeds from sales of these securities totaled $1.1 million. The Company realized a net gain of $35,000 from the sale of these investments.

Management has asserted that it does not have the intent to sell investment securities in an unrealized loss position and that it is more likely than not the Company will not have to sell the investment securities before recovery of its cost basis; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012 or December 31, 2011.

Note 3:	Loans and Allowance for Loan Losses

The components of the outstanding loan balances are as follows (dollars in thousands):

	March 31,	December 31,
	2012	2011
Commercial and industrial	$6,464	$6,161
Commercial real estate
Commercial	60,868	55,853
Construction and land development	1,279	3,264
Total commercial real estate	62,147	59,117
Consumer
Consumer residential and other	2,878	2,840
Construction	401	88
Total consumer	3,279	2,928
Gross loans	71,890	68,206
Less allowance for loan losses	842	769
Total loans, net	$71,048	$67,437

Loans pledged to the FHLB as of March 31, 2012 and December 31, 2011 had fair values of $8.0 million and were pledged to support available borrowings of $5.0 million and $5.8 million, respectively.  There have been no borrowings from the FHLB since inception.

Changes in the allowance for loan losses are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Balance, beginning of the period	$769	$458
Provision charged to operations	73	52
Loans charged-off	—	—
Recoveries	—	—
Balance, end of the period	$842	$510

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on the impairment method used (dollars in thousands):

Allowance for Credit Losses for the Three Months Ended March 31, 2012
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Balances, January 2012	$65	$668	$36	$-	$769
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	(1)	69	5	-	73
Ending Balance	$64	$737	$41	$-	$842

Allowance for Credit Losses for the Three Months Ended March 31, 2011
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Balances, January 2011	$51	$396	$11	$-	$458
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	3	50	(1)	-	52
Ending Balance	$54	$446	$10	$-	$510

Allowance for Credit Losses for the Three Months Ended March 31, 2012
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$
Collectively evaluated for impairment	64	737	41	-		842
Total ending balance	$64	$737	$41	$-		$842

Allowance for Credit Losses for the Year Ended December 31, 2011
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$-	$-	$-	$
Collectively evaluated for impairment	65	668	36	-		769
Total ending balance	$65	$668	$36	$-		$769

Financing Receivables as of March 31, 2012
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$690	$-	$-	$690
Collectively evaluated for impairment	6,464	61,457	3,279	-	71,200
Total ending balance	$6,464	$62,147	$3,279	$-	$71,890

Financing Receivables as of December 31, 2011
	Commercial	Commercial
	and	Real
Allowance for credit losses:	Industrial	Estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$690	$-	$-	$690
Collectively evaluated for impairment	6,161	58,427	2,928	-	67,516
Total ending balance	$6,161	$59,117	$2,928	$-	$68,206

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Bank’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2012, approximately 26% of the outstanding principal balances of the Bank’s commercial real estate loans were secured by owner-occupied properties, 47% by non-owner occupied properties, 18% by multi-family, 5% by 1-4 family residential properties and 4% by other types.

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

The credit risk profile of the commercial loan portfolio is presented in the following tables (dollars in thousands):

Loan Quality Indicators as of March 31, 2012:
	Risk Rating Definitions	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction and Land Development	Total
1--2	High quality	$1,555	$5,819	$—	$7,374
3	Average quality	2,304	21,427	200	23,931
4	Acceptable Risk	2,574	32,704	1,079	36,3577
5	Watch	31	228	—	259
6	Special Mention	—	—	—	—
7	Substandard	—	690	—	690
8	Doubtful	—	—	—	—
9	Loss	—	—	—	—
Total		$6,464	$60,868	$1,279	$68,611

Loan Quality Indicators as of December 31, 2011:
	Risk Rating Definitions	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction and Land Development	Total
1--2	High quality	$1,608	$5,915	$—	$7,523
3	Average quality	2,284	20,835	200	23,319
4	Acceptable Risk	2,238	28,182	3,064	33,484
5	Watch	31	231	—	262
6	Special Mention	—	—	—	—
7	Substandard	—	690	—	690
8	Doubtful	—	—	—	—
9	Loss	—	—	—	—
Total		$6,161	$55,853	$3,264	$65,287

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. A loan is considered performing if loan payments are timely. The following tables present the recorded investment in consumer loans based on payment activity as of March 31, 2012 and December 31, 2011 (dollars in thousands).

Consumer Loan Exposure
Loan Risk Profile as of March 31, 2012
Grade	Consumer Residential and Other	Consumer Construction	Total

Performing	$2,878	$401	$3,279
Nonperforming	—	—	—
Total	$2,878	$401	$3,279

Consumer Loan Exposure
Loan Risk Profile as of December 31, 2011
Grade	Consumer Residential and Other	Consumer Construction	Total

Performing	$2,840	$88	$2,928
Nonperforming	—	—	—
Total	$2,840	$88	$2,928

As of March 31, 2012 and December 31, 2011, the Bank had two commercial real estate loans with an aggregate outstanding balance of $690,000 classified as nonaccrual and impaired.  The balance of impaired loans relates to one borrower, and management does not believe the impairment is associated with any particular aspect of the borrower’s industry or the local economy.  There was no interest income recognized on this credit during impairment nor does the Bank have a valuation allowance associated with this credit.  The Bank does not have any commitments to lend additional funds to this borrower.

Impaired loans as of March 31, 2012 and December 31, 2011 are presented in the following table (dollars in thousands):

Impaired without recorded valuation allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
Commercial and industrial	$-	$-	$-
Commercial real estate	690	690	-
Commercial real estate-construction and land development	-	-	-
Consumer residential and other	-	-	-
Consumer construction	-	-	-
Total impaired loans without a valuation allowance	690	690	-

Impaired with a recorded valuation allowance
Commercial and industrial	-	-	-
Commercial real estate	-	-	-
Commercial real estate-construction and land development	-	-	-
Consumer residential and other	-	-	-
Consumer construction	-	-	-
Total impaired loans with valuation allowance	-	-	-
Total impaired loans	$690	$690	$-

Impaired loans are presented in the following table as of December 31, 2011 (dollars in thousands):

Unpaid
	Recorded	Principal	Valuation
Impaired without recorded valuation allowance	Investment	Balance	Allowance
Commercial and industrial	$-	$-	$-
Commercial real estate	690	690	-
Commercial real estate-construction and land development	-	-	-
Consumer residential and other	-	-	-
Consumer construction	-	-	-
Total impaired without a valuation allowance	690	690	-

Impaired with a recorded valuation allowance
Commercial and industrial	-	-	-
Commercial real estate	-	-	-
Commercial real estate-construction and land development	-	-	-
Consumer residential and other	-	-	-
Consumer construction	-	-	-
Total impaired with valuation allowance	-	-	-
Total impaired loans	$690	$690	$-

Average of impaired loans without allocation recorded over the period	Three Months Months Ended March 31, 2012	Three Months Months Ended March 31, 2011
Commercial and industrial	$-	$-
Commercial real estate	690	-
Commercial real estate-construction and land development	-	-
Consumer residential and other	-	-
Consumer construction	-	-

Interest income recognized during impairment
Commercial and industrial	-	-
Commercial real estate	-	-
Commercial real estate-construction and land development	-	-
Consumer residential and other	-	-
Consumer construction	-	-

Cash-basis interest income recognized
Commercial and industrial	-	-
Commercial real estate	-	-
Commercial real estate-construction and land development	-	-
Consumer residential and other	-	-
Consumer construction	-	-

The Bank did not have any impaired loans recorded with a valuation allowance as of March 31, 2012 or 2011.  The Bank did not recognize any interest income during impairment or recognize any cash basis interest income during the three months ended March 31, 2012 or 2011.

The following table presents the recorded investments in nonaccrual and loans past due over 90 days still on accrual by class (dollars in thousands):

	March 31, 2012		December 31, 2011
		Over		Over
		90 days		90 days
	Nonaccrual	Accruing	Nonaccrual	Accruing
Commercial and industrial	$-	$-	$-	$-
Commercial real estate	690	-	690	-
Commercial real estate-construction and land development	-	-	-	-
Consumer residential and other	-	-	-	-
Consumer construction	-	-	-	-
Total	$690	$-	$690	$-

No loans were transferred to foreclosed real estate in 2012 or 2011.

The following table presents the aging of recorded investment in past due loans as of March 31, 2012 by class of loans (dollars in thousands):

		Greater		Loans
	30-90	than	Total	not
	Days	90 days	past due	past due	Total
Commercial and industrial	$-	$-	$-	$6,464	$6,464
Commercial real estate	-	690	690	60,178	60,868
Commercial real estate-construction and land development	-	-	-	1,279	1,279
Consumer residential and other	-	-	-	2,878	2,878
Consumer construction	-	-	-	401	401
Total	$-	$690	$690	$71,200	$71,890

The following table presents the aging of recorded investment in past due loans as of December 31, 2011 by class of loans (dollars in thousands):

		Greater		Loans
	30-90	than	Total	not
	Days	90 days	past due	past due	Total
Commercial and industrial	$-	$-	$-	$6,161	$6,161
Commercial real estate	-	690	690	55,163	55,853
Commercial real estate-construction and land development	-	-	-	3,264	3,264
Consumer residential and other	-	-	-	2,840	2,840
Consumer construction	-	-	-	88	88
Total	$-	$690	$690	$67,516	$68,206

As of March 31, 2012, the terms of certain loans were modified and are considered troubled debt restructurings (“TDR”). The Company had loans from one borrower currently aggregating $690,000 were restructured in 2011. The terms of these loans have been restructured to allow the borrower to mitigate foreclosure by meeting a lowered loan payment requirement based upon the borrower’s cash flow.  The Company commenced foreclosure proceedings against the borrower in the first quarter of 2012.

The Company has determined that these loans have sufficient collateral to mitigate any potential loss.  Therefore, the Company has determined that no additional provision or charge-off was required for loans whose terms have been modified in a troubled debt restructuring as of March 31, 2012.

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2012 for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The following table is a comparison of our troubled debt restructuring by class as of the date indicated (dollars in thousands).

	March 31, 2012			December 31, 2011
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment

Troubled debt restructurings
Commercial mortgages	2	$690	$690	2	$690	$690
Total	2	$690	$690	2	$690	$690

Note 4:	Premises and Equipment

Major classifications of premises and equipment are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2012	2011
Leasehold improvements	$126	$45
Furniture, fixtures and equipment	449	435
Accumulated depreciation	(265)	(239)
Premises and equipment, net	$310	$241

Depreciation expense was $25,000 and $22,000 for the three months ended March 31, 2012 and 2011, respectively.

Note 5:	Deposits

The components of the outstanding deposit balances are as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Noninterest bearing
Demand	$6,950	$9,520
Interest bearing
Checking	6,150	6,097
Savings	25,235	24,179
Time, under $100,000	16,942	16,576
Time, over $100,000	13,931	12,637
Total deposits	$69,208	$69,009

Note 6:	Financial Instruments Recorded at Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available-for-sale investment securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.  There were no changes in the methods used in estimating fair value decisions as of March 31, 2012 or December 31, 2011.

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

The following table presents the financial instruments measured at fair value on a recurring basis and by valuation hierarchy (as described above).  The preceeding methods decribed may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values (dollars in thousands).

As of March 31, 2012	Level 1	Level 2	Level 3	Total
Investment securities available for sale
U.S. government agencies	$—	$2,492	$—	$2,492
Mortgage-backed securities issued by U.S. government agencies	—	2,493	—	2,493
Total	$—	$4,985	$—	$4,985

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Investment securities available for sale
U.S. government agencies	$—	$1,998	$—	$1,998
Mortgage-backed securities issued by U.S. government agencies	—	2,666	—	2,666
Total	$—	$4,664	$—	$4,664

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis:

The Bank also has assets that under certain conditions are subject to fair value measurement on a non-recurring basis.  These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2012 and December 31, 2011 (dollars in thousands):

As of March 31, 2012	Level 1	Level 2	Level 3	Total
Impaired Loans
Commercial Real Estate	$—	$—	$690	$690

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Impaired Loans
Commercial Real Estate	$—	$—	$690	$690

The following table provides a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2012 (dollars in thousands).

Impaired Loans
Balance at December 31, 2011	$690
Net transfers in	—
Change in valuation allowance	—
Balance at March 31, 2012	$690

Disclosure of the estimated fair values of financial instruments, which differ from carrying values, often requires the use of estimates.  In cases where quoted market values in an active market are not available, the Company uses present value techniques and other valuation methods to estimate the fair values of its financial instruments.  These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.  The Bank values impaired loans using various methods which include current appraisal, discounted cash flow, or market value in a secondary market.  These methods help management to assess any shortfalls in the carrying value of of the note.  Material shortfalls in value result in charge-down to net realizable value in the amount of the impairment.

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s interim condensed consolidated balance sheets are as follows (dollars in thousands):

		March 31, 2012		December 31, 2011
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	Level 2	$2,910	$2,910	$6,928	$6,928
Net loans	Level 2	71,890	72,620	67,437	67,445
Federal Home Loan Bank Stock	Level 2	81	81	81	81
Accrued interest receivable	Level 2	210	210	198	198

Financial liabilities
Noninterest bearing deposits	Level 2	6,950	6,950	9,520	9,520
Interest bearing deposits	Level 2	62,258	62,410	59,489	59,626
Accrued interest payable	Level 2	35	35	32	32

Note 7:	Operating Lease

In November 2007, the Company began leasing the building used as its principal office. In December 2010, the Company renewed its operating lease agreement for 36 months through December 2013. In November 2011, the Company leased additional space in the same building running concurrent with the existing lease agreement.  Rent under the terms of the agreement is $6,200 per month. The lease provides that the Company pays insurance and certain other operating expenses applicable to the leased premise.  The lease also stipulates that the Company may use and occupy the premises only for the purpose of maintaining and operating a bank.

Note 8:	Common Stock Options

The Company has a 2009 Stock Incentive Plan (the “2009 Plan”) which provides for the reservation of 200,000 authorized shares of GRCI’s common stock, $0.01 par value per share, for issuance upon the exercise of certain common stock options, that may be issued pursuant to the terms of the 2009 Plan.  The Plan offers awards to directors and employees of the Company.  These awards are granted at the discretion of the Board of Directors at an exercise price determined by the Board on the grant date.  All options awarded under the 2009 Plan have a term of ten years from date of grant and have a $10.00 per share strike price.  Employee options have a five year vesting period and director options have a three year vesting period.  The initial issuance of shares occurred in the second quarter of 2009, at which time the Company awarded and issued 100,000 options for the purchase of the Company’s common stock to employees and directors.  Assuming the issuance of all of the common shares reserved for stock options and the exercise of all of those options, the shares acquired by the option holders pursuant to their stock options would represent approximately 14.8% of the outstanding shares after exercise.

During the first quarter of 2012, GRCI awarded 31,500 options to purchase 31,500 shares of common stock under the 2009 Plan.  Director options for the purchase of 5,000 shares were awarded to new directors and an additional 26,500 options to purchase 26,500 shares were awarded to employees.  The total stock options outstanding at March 31, 2012 and December 31, 2011 were 133,000 and 101,500, respectively.  No options have been exercised as of March 31, 2012.

The Company measures the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards.  The cost is recognized as compensation expense over the vesting period of the awards.  The Company estimates the fair value of all stock options on each grant date, using the Black-Scholes option pricing model.

The weighted average assumptions used in the Black-Scholes model for the shares issued in the first quarter of 2012 are noted in the following table.  The Company uses expected data to estimate option exercise and employee termination within the valuation model.  The risk-free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of grant of the option.

Calculated volatility	20.67%
Weighted average dividends	0.00%
Expected forfeiture rate	29.30%
Expected term (in years)	5 years
Risk-free interest rate	1.25%
Weighted average fair value of options granted	$0.43

A summary of option activity under the 2009 Plan for the three month periods ended March 31, are as follows:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1,	101,500	$10.00	95,000	$10.00
Granted	31,500	10.00	—	—
Exercised	—	—	—	—
Expired or cancelled	—	—	—	—
Outstanding at March 31,	133,000	$10.00	95,000	$10.00

There are 42,667 common stock options able to be exercised at March 31, 2012.  The weighted-average grant-date calculated value approximated $13,500 at March 31, 2012 for options granted during the first quarter of 2012.  As of March 31, 2012, there was approximately $82,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2009 Plan.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the status of our non-vested shares as of March 31 and changes during the three month periods then ended March 31 are as follows:

	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1,	58,833	1.99	71,998	$2.21
Granted	31,500	0.43	—	—
Forfeited	—	—	—	—
Vested	—	—	—	—
Nonvested at March 31,	90,133	1.45	71,998	$2.21

Note 9:	Common Stock Purchase Warrants

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

Dividend yield or expected dividends	0.00%
Risk free interest rate	2.02%
Expected life	5 yrs
Expected volatility	12.00%

No such warrants were exercised in the three months ended March 31, 2012 or 2011.

Note 10:	Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.  A valuation allowance is established when necessary to reduce the deferred tax assets to the amount expected to be realized.  The Company commenced operations in the second quarter of 2009, and, as expected, has incurred operating losses during the development period and the first three years of operations.  Any potential deferred tax benefit from the anticipated utilization of net operating losses generated during the development period and the first few years of operations has been completely offset by a valuation allowance.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The components of the Company’s net deferred tax assets, included in other assets, are as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Deferred Tax Asset:
Net deferred tax assets	$1,777	$1,743
Less: valuation allowance	(1,777)	(1,743)
Total net deferred tax asset	$—	$—

There are no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements.  The Company does not expect the total amount of unrecognized tax liabilities to increase significantly over the next twelve months.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company does not have any amounts accrued for interest and penalties at March 31, 2012 or December 31, 2011 and is not aware of claims for any such amounts by the federal income tax authorities.

Additionally, the Company has a deferred tax liability recognized related to the unrealized gain on available-for-sale investment securities which is reported in the “interest payable and other liabilities” section on the interim condensed consolidated balance sheets.

Note 11:	Minimum Regulatory Capital Requirements and Restrictions on Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action and impose certain restrictions.  The prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  The Company is restricted from paying dividends until such time as the Bank achieves profitability on a continuing basis and the Bank has sufficient capital to do so.  In connection with commencing operations, the Bank was required by its regulators to maintain a minimum ratio of Tier 1 capital to average assets of 8% through April 30, 2012.  However, as a de novo financial institution, the Bank will continue to be subject to higher capital requirements than those levels normally required to be deemed well capitalized during the first seven years of operation.  The Bank was considered well capitalized as of March 31, 2012.  The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total capital (to risk-weighted assets)	$10,620	15.03%	$5,654	8.00%	$7,068	10.00%
Tier 1 capital (to risk-weighted assets)	9,778	13.83	2,827	4.00	4,241	6.00
Tier 1 capital (to average assets)	9,778	12.43	3,147	4.00	3,934	5.00

December 31, 2011
Total capital (to risk-weighted assets)	$10,623	16.01%	$5,308	8.00%	$6,635	10.00%
Tier 1 capital (to risk-weighted assets)	9,854	14.85	2,654	4.00	3,981	6.00
Tier 1 capital (to average assets)	9,854	13.15	2,997	4.00	3,746	5.00

Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, GRCI, generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  In addition, GRCI is subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described above.  As a Michigan company, we are restricted under the Michigan Business Company Act from paying dividends under certain conditions.  Under Michigan law, the payment of dividends is subject to several additional restrictions. The Bank cannot declare or pay a cash dividend or dividend in kind unless the Bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. The Bank will be required to transfer 10% of net income to surplus until its surplus is equal to its capital before the declaration of any cash dividend or dividend in kind. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts.  GRCI has not declared or paid any dividends since its inception and is currently prevented from paying dividends due to the aforementioned restrictions.

Note 12:	Off-Balance Sheet Activities

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

The contractual amount of financial instruments with off-balance sheet risk is as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Unfunded commitments under lines of credit and overdraft lines	$6,947	$6,560
Commitments to fund loans	7,055	5,832
Total	$14,002	$12,392

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

Our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission (the “SEC”) in the Company’s 2011 Annual Report on Form 10-K as filed with the SEC on March 29, 2012.

Overview

GRCI is a Michigan corporation and a registered bank holding company which owns all of the issued and outstanding common shares of our subsidiary Grand River Bank, a Michigan state chartered bank.  On April 30, 2009, GRCI completed its initial public offering of common stock.  On the same date, GRCI acquired 100% of the authorized, issued, and outstanding shares of common stock, par value $0.01 per share, of the Bank.  In addition, the Bank formed in January 2012 a wholly owned subsidiary, GRO Properties, LLC. to hold properties acquired by the Bank through foreclosure.  The principal business activity of the Bank is to provide commercial banking services in Kent and Ottawa Counties, Michigan and our surrounding market areas. Our deposits are insured by the FDIC.

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

In August 2009, the FDIC published guidance that extended supervisory procedures for de novo banks from three years to seven years.  Under this guidance, the Bank will be subject to the de novo supervisory procedures until April 2016.  The effect of the extension is to lengthen the period of time that the Bank will be subject to increased capital requirements; to request prior regulatory approval of any material deviation from the Bank’s business plan; and to subject the Bank to more frequent regulatory examinations.  In August 2009, when the FDIC published the extended supervisory period for de novo banks, the Bank was operating under a three year business plan approved by the FDIC.  The Bank submitted a new business plan to the applicable regulatory agencies in March 2012 to cover the remaining four years of the Bank’s de novo supervisory period.  The plan has not yet been approved.

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

As previously stated, the Bank began active banking operations on April 30, 2009.  As of March 31, 2012, the Company’s total assets were $79.6 million, the same level as of December 31, 2011.  As of March 31, 2012, total assets were primarily comprised of cash and cash equivalents of $2.9 million, investment securities of $5.1 million, including restricted stock, and net loans of $71.0 million as compared to cash and cash equivalents of $6.9 million, investment securities of $4.7 million, including restriced stock, and net loans of $67.4 million at December 31, 2011.  In addition, the Bank ended the March 31, 2012 quarter with $69.2 million in deposits and $10.2 million in shareholders’ equity, compared to $69.0 million in deposits and $10.4 million in shareholders’ equity as of December 31, 2011.

At March 31, 2012, the Bank’s allowance for loan losses was $842,000 or approximately 1.17% of its loans outstanding compared to an allowance for loan losses of $769,000, or approximately 1.13% of it loans outstanding, as of December 31, 2011.  As the Bank’s loan portfolio continues to grow, we expect to increase our loan loss provision and allowance for loan losses in a prudent and conservative manner, especially in light of the current economic environment.  Because we cannot predict with precision the future trajectory of the economy in 2012 and beyond and because significant uncertainty remains with respect to unemployment levels and recessionary economic conditions, we will continue to monitor our loan portfolio carefully and to administer our practice of conservative loan underwriting.  We believe that our strong initial capital position will help us navigate through this difficult and unprecedented environment.

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

At March 31, 2012, the Company considers the allowance for loan losses of $842,000 adequate to provide for potential losses inherent in the loan portfolio. Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, changing collateral values and the overall quality of the loan portfolio.

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

No assurance can be given that either the tax returns submitted by us or the income tax reported on the interim condensed consolidated financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest or penalties at either March 31, 2012 or December 31, 2011.

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

Financial Condition at March 31, 2012

Total Assets

Total assets remained consistent at $79.6 million at March 31, 2012 and December 31, 2011.  Cash and cash equivalents decreased $4.0 million which funded a $3.6 million increase in net loans.  Deposits remained relatively unchanged from December 31, 2011 but are expected to increase as the Bank continues to grow as stated in its business plan.

Loans

Net loans were $71.0 million at March 31, 2012 compared to $67.4 million as of December 31, 2011.  Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio.  At March 31, 2012, our loan portfolio consisted of $1.7 million in construction and land development loans, $60.9 million in commercial real estate loans, $6.5 million in commercial and industrial loans and $2.8 million in residential mortgage and other consumer loans compared to December 31, 2011, when our loan portfolio consisted of $3.4 million in construction and land development loans, $55.9 million in commercial real estate loans, $6.1 million in commercial and industrial loans, and $2.8 million in residential mortgage and other consumer loans.  Growth in all categories is generally expected as management expects loans to continue to grow as capital is deployed and excess cash is invested in higher yielding assets as part of the Bank’s business plan.  The volume of contruction and land development loans increases and decreases as projects are completed and loans move from construction phase to end loan status.

As of March 31, 2012, the Company had unfunded loan commitments, including available credit totaling approximately $14.0 million compared to $12.4 million as of December 31, 2011.  The increase is due to planned growth and the timing delay between commitment and funding and, therefore, may fluctuate significantly at any given time.  While the Company has no guarantee these commitments will actually be funded, management has no reason to believe a significant portion of these commitments will not become assets of the Company.

The allowance for loan losses was $842,000 and $769,000 as of March 31, 2012 and December 31, 2011, respectively.  As of March 31, 2012 and December 31, 2011, the Company had a total of $690,000 of impaired loans to one borrower, which are on nonaccrual status and have been restructured.  The allowance for loan losses as a percent of total loans was approximately 1.17% and 1.13% at March 31, 2012 and December 31, 2011, respectively.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in nonperforming loans and charge-offs, and the impact of the deterioration of the real estate and economic environments in our lending area.  Although the Company uses the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Investment securities

Investment securities classified as available for sale consist of U.S. government agencies, which totaled $5.0 million at March 31, 2012, compared to $4.7 million as of December 31, 2011.  The balance as of March 31, 2012 consisted of $2.5 million in U.S. government agency securities and $2.5 million in mortgage backed securities issued by U.S. government agency securities.  Other investment securities consist of $80,500 in restricted equity investment securities as of March 31, 2012 and December 31, 2011.  The restricted equity investment securities are comprised entirely of stock in the Federal Home Loan Bank of Indianapolis.  The carrying value of investment securities increased by approximately $321,000 from December 31, 2011 to March 31, 2012 due to planned growth in the investment portfolio.  The Company expects the investment portfolio to continue to grow as a part of the overall balance sheet growth.  The mix of investment securities purchased is not expected to change significantly.

Deposits

The Company had $69.2 million in deposits as of March 31, 2012, which consisted of $7.0 million in noninterest bearing demand deposit accounts, $30.9 million in time deposits, and $31.3 million of other interest bearing accounts.  Deposits increased $200,000 from December 31, 2011 when deposits were $69.0 million consisting of $9.5 million in noninterest bearing demand deposit accounts, $29.2 million in time deposits, and $30.3 million of other interest bearing accounts.  We anticipate that deposits will continue to increase as the Bank continues to implement its business plan.

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

Our primary sources of funds are cash and cash equivalents, deposits, principal and interest payments received on loans and investment maturities.  While scheduled amortization of loans is a predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition.  The Bank is a member of the Federal Home Loan Bank of Indianapolis which provides the Bank with a secured line of credit.  Collateral will primarily consist of specific pledged loans and investment securities. The amount available to advance on the line is determined by the value of pledged collateral as determined by the Federal Home Loan Bank of Indianapolis.  The Bank has also received approval to borrow from the Federal Reserve Discount Window on a collateralized basis.  Collateral will consist of specific pledged loans.  A correspondent bank has approved a $2.0 million Federal funds line of credit on a secured basis.  Investment securities have been pledged and the line is available for use.  Lastly, the Bank has subscribed to a deposit listing service which allows the Bank to post its rates to other financial institutions.  This facility is used on a limited basis to secure lower costing funds.   Present sources of liquidity are considered sufficient to meet current commitments.  At March 31, 2012, the Company had no borrowed funds outstanding.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination of loans.  At March 31, 2012, outstanding unused lines of credit including ACH lines and overdraft lines totaled $6.9 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.  As of March 31, 2012, the Bank also had $7.1 million of outstanding commitments to fund loans.  A majority of these commitments represent commercial loan commitments and are the result of planned growth in loan volume.  The increase in commitments is the result of timing between loan commitment and loan closing.

Certificates of deposit scheduled to mature in one year or less are approximately $14.9 million at March 31, 2012.  Management estimates that a significant portion of such deposits will remain with the Bank.

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

Shareholders’ Equity

Total shareholders’ equity decreased from $10.4 million at December 31, 2011 to $10.2 million at March 31, 2012, primarily as a result of net operating losses during the first three months of 2012.

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

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  In connection with commencing operations, the Bank was required by its regulators to maintain a minimum ratio of Tier 1 capital to average assets of 8% through April 30, 2012.  However, as a de novo financial institution, the Bank will continue to be subject to higher capital requirements than those levels normally required to be deemed well capitalized during the first seven years of operation..  The Bank exceeded its minimum regulatory capital ratios as of March 31, 2012, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at March 31, 2012:

Bank
Total risk-based capital	15.03%
Tier 1 risk-based capital	13.83%
Leverage capital	12.43%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base.  As of March 31, 2012, there were no significant firm commitments outstanding for capital expenditures.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Net Loss

The Company incurred a net loss of approximately $137,000 for the three months ended March 31, 2012 as compared to a net loss of $164,000 for the three months ended March 31, 2011.  Basic and diluted loss per share was $0.08 and $0.10 for the three months ended March 31, 2012 and 2011 respectively.  The decrease in our net loss is primarily a result of increased interest income earned as a result of the growth in net interest income, primarily associated with growth in the loan portfolio, combined with increased noninterest income resulting from increases in the gain on sale of loans sold and the gain on sale of investment securities.  These increases were offset by increases in non-interest expenses due to planned growth.

Net Interest Income

Table 1 below provides information regarding interest income and expense for the three month periods ended March 31, 2012 and 2011.  Tables 1 outlines average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 outlines the changes in interest income and interest expense attributable to changes in volume and interest rate.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was 3.58% and 3.10% for the three months ended March 31, 2012 and 2011 respectively.  The average volume of interest bearing assets and liabilities has increased significantly in first three month period of 2012 compared to the prior year due to planned growth

The significacnt growth in loan volume has offset the impact of declining loan yields due to the continued low rate environment.  The Company has also benefited from reductions in the overall cost of funds which has partially offset the impact of increased expense due to signinficant growth in deposit volume.  The Company anticipates that the spread and the margin will continue to expand as the Bank originates higher volumes of loans.  However, the continued low rate environment and competitive pressures will slow that expansion.

The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin for the three month periods ended March 31, 2012 and 2011 (dollars in thousands).

Table 1 - Average Balances and Interest Rates

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold and interest bearing balances due from banks	$3,898	$2	0.21%	$5,640	$3	0.21%
Investment securities(2)	4,636	22	1.90	4,459	26	2.30
Loans(1)	70,277	873	4.97	45,476	597	5.25
Total earning assets	78,811	897	4.55%	55,575	626	4.50%
Nonearning assets	(72)			118
Total assets	$78,739			$55,693

Interest-bearing liabilities:
Interest-bearing demand	$5,909	12	0.86%	$4,897	12	0.98%
Savings	24,016	60	1.00	11,649	39	1.30
Time deposits	30,256	119	1.57	22,854	112	1.96
Total interest-bearing liabilities	60,181	191	1.27%	39,400	163	1.66%
Noninterest- bearing liabilities	8,181			5,305
Shareholders' equity	10,377			10,988
Total liabilities and shareholders' equity	$78,739			$55,693
Net interest spread			3.28%			2.84%
Net interest income/ margin(2)		$706	3.58%		$462	3.10%

 (1) Loan fees are included in interest income.
 (2) The Company has sustained a taxable loss, so the Company has not been able to realize any tax benefit from tax-exempt investment securities.

Table 2 - Changes in Net Interest Income

	Three months ended March 31,
	2012 over 2011
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Federal funds sold and interest- bearing deposits with banks	$(1)	$(1)	$—
Investment securities	(4)	1	(5)
Loans	276	306	(30)
Net change in interest income	271	306	(35)

Increase (decrease) in interest expense
Interest-bearing demand	—	—	—
Savings	21	27	(6)
Time deposits	7	5	2
Net change in interest expense	28	32	(4)

Net change in net interest income	$243	$274	$(31)

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

Provision for loan losses

The provision for loan losses for the three month periods ended March 31, 2012 and 2011 was $73,000 and $52,000, respectively. The increased provision for the three month periods ended March 31, 2012 was due to increases in the total loan portfolio and changes in risk factor allocations. Risk factors are reviewed quarterly and adjusted based on various conditions.  See Note 3 for further information.

Loan growth was $3.7 million in the first three months of 2012 compared to $3.4 million in growth for the same period in 2011.  The allowance for loan losses was approximately 1.17% as of March 31, 2012 compared to approximately 1.13% as of December 31, 2011.  There were no charge-offs or recoveries during either period.  Management will continue to monitor the portfolio for potential inherent losses that may exist and will increase the allowance for loan losses accordingly.

Noninterest income

Total noninterest income for the three month period ended March 31, 2012 was $76,000 as compared to $13,000 for the three month period ended March 31, 2011. The noninterest income earned in the three month period ended March 31, 2012 consisted of gain on sale of loans of $32,000, gain on sale of investments of $35,000, service charges on deposit accounts of $4,000, and other miscellaneous income of $5,000. For the three month period ended March 31, 2011, noninterest income was comprised primarily of gain on sale of loans of $6,000. Increases in all categories are due to planned growth of the Bank. Gain on sale of loans is expected to increase due to increased activity in mortgage refinancing and planned growth.

Noninterest expenses

The following table summarizes changes in the Company's noninterest expense by category for the three month periods ended March 31, 2012 and 2011 (dollars in thousands).

	Three Months Ended March 31,
	2012	2011	Change
Noninterest expenses
Salaries and benefits	$539	$342	$197
Occupancy and equipment	54	42	12
Share based payment awards	12	14	(2)
Data processing and computer support	43	35	8
Advertising and marketing	9	14	(5)
Audit and other professional	66	50	16
Legal	31	20	11
Loan processing	9	2	7
Loan collection	5	-	5
Insurance, including FDIC	27	27	-
Telephone and datacommunications	14	10	4
Printing, postage and office supplies	13	10	3
Other	24	22	2
Total noninterest expenses	$846	$588	$258

Total noninterest expenses increased $258,000 for the three months ended March 31, 2012 over the three months ended March 31, 2011. Overall, increases were generally attributable to planned growth.  The largest increase for the three months ended March 31, 2012 was salaries and benefits of $197,000.  The variance is due to planned increases in staff.  Other increases for the three months ended March 31, 2012 include audit and other professional fees of $16,000 due to increases in volume related costs and planned increases.  Additionally, there was an increase in occupancy and equipment expenditures of $12,000 due to costs associated with leasing additional space. Other expenses are comprised of a number of smaller expenses amounts.

  Several noninterest expense accounts decreased for the three months ended March 31, 2012 over the same period in 2011.  Marketing decreased $5,000 due to planned reductions and share based payment awards decreased $2,000 for the three months ended March 31, 2012 due to lower cost associated with options granted in 2011 and the first quarter of 2012 and an increase in forfeiture rates.

Income tax expense

No Federal income tax expense or benefit was recognized during the three months ended March 31, 2012 and 2011 due to the tax loss carry-forward position of the Company.  An income tax benefit may be recorded in future periods, when the Company begins to become profitable and management believes that profitability will continue for the foreseeable future.  An income tax receivable of $1,300 is included in other assets, in the March 31, 2012 interim condensed consolidated balance sheet relating to the Company’s remaining overpayment of projected Michigan Business Tax for 2011.

Capital Expenditures

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment preparing our property to be utilized in the ordinary course of our banking business.  The Company incurred capitalized expenditures of $94,000 for the three month period ended March 31, 2012 and $19,000 for the three month period ended March 31, 2011.  The increased capital expenditures for the three months ended March 31, 2012 related to furniture and equipment as a result of leasing additional space in the current facility due to planned growth.  The Company does not expect significant capital expenditures other than those incurred as part of the business  plan.

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

PART II--OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Number	Description
1.1	Agency Agreement by and between the Company and Commerce Street Capital, LLC(1)
3.1	Articles of Incorporation(2)
3.2	Bylaws(2)
3.3	Amended and Restated Bylaws(3)
4.1	Specimen common stock certificate(2)
4.2	Form of Grand River Commerce, Inc. Organizers’ Warrant Agreement(2)
4.3	See Exhibits 3.1 and 3.2 for provisions of the articles of in Company and bylaws defining rights of holders of the common stock
10.1	Grand River Commerce, Inc. 2009 Stock Incentive Plan(4)
10.2	Form of Incentive Stock Option Award Agreement pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan(4)
10.3	Form of Stock Option Award Agreement for non-qualified stock options pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan(4)
10.4	Form of Warrant Agreement(4)
10.5	Employment Agreement by and between Grand River Bank and David H. Blossey+(2)
10.6	Employment Agreement by and between Grand River Bank and Elizabeth C. Bracken+(2)
10.7	Consulting Agreement by and between Grand River Commerce, Inc. and David H. Blossey+(2)
10.8	Consulting Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+(2)
10.09	Consulting Agreement by and between Grand River Commerce, Inc. and Elizabeth C. Bracken+(2)
10.10	Employment Agreement by and between Grand River Bank and Mark Martis+(9)
10.11	Consulting Agreement by and between Grand River Commerce, Inc. and Mark Martis+(9)
10.12	Acknowledgement and Release Agreement by and between Grand River Commerce, Inc., Grand River Bank and Robert P. Bilotti+(6)
10.13	Amendment Number One to the Terms and Conditions to the Incentive Stock Award Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+(6)
10.14	Amended and Restated Executive Employment Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+(7)
10.15	Lease Agreement by and between Grand River Bank and Southtown Center LLC, dated December 10, 2010. (8)
10.16	Employment Agreement by and between Grand River Bank and Patrick K. Gill+(8)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

+	Indicates a compensatory plan or contract

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed March 10, 2009

(2)	Previously filed as an exhibit to the registration statement filed November 16, 2007

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed May 30, 2008

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed June 26, 2009

(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q on August 14, 2009

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed February 4, 2011

(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed March 21, 2012

(8)	Previously filed as an exhibit to our Annual Report on Form 10-K filed March 29, 2012

(9)	Previously filed as an exhibit to Amendment No. 2 to the registration statement on Form S-1 filed February 29, 2008

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2012	GRAND RIVER COMMERCE, INC.

	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

	By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer