Form 10-Q
period 2012-06-30
GRAND RIVER COMMERCE INC
filed 2012-08-13
CIK 1418489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
☐ Yes ☑ No

The number of shares outstanding of the issuer’7s Common Stock, as of the latest practicable date was 1,700,120 shares as of August 13, 2012.

GRAND RIVER COMMERCE, INC.

FORM 10-Q

INDEX

PART I-- FINANCIAL INFORMATION	1

ITEM 1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 4.	CONTROLS AND PROCEDURES	42

PART II-- OTHER INFORMATION	42

ITEM 1.	LEGAL PROCEEDINGS	42

ITEM 1A.	RISK FACTORS	42

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	42

ITEM 4.	MINE SAFETY DISCLOSURES	42

ITEM 5.	OTHER INFORMATION	42

ITEM 6.	EXHIBITS	43

i

PART I--FINANCIAL INFORMATION

ITEM 1.           INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in thousands	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents
Cash	$5,528	$6,087
Federal funds sold	248	841
Total cash and cash equivalents	5,776	6,928

Investment securities, available-for-sale	4,890	4,664
Federal Home Loan Bank Stock, at cost	184	81

Mortgage loans available for sale	1,006	—

Loans	77,904	68,206
Less: allowance for loan losses	940	769
Net loans	76,964	67,437
Premises and equipment	307	241
Interest receivable and other assets	308	286
TOTAL ASSETS	$89,435	$79,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest bearing	$9,037	$9,520
Interest bearing	66,685	59,489
Total deposits	75,722	69,009

Short-term borrowings	3,500	—
Interest payable and other liabilities	315	264
Total liabilities	79,537	69,273

Shareholders’ equity
Common stock, $0.01 par value, 10,000,000 shares authorized — 1,700,120 shares issued and outstanding at June 30, 2012 and at December 31, 2011	17	17
Additional paid-in capital	15,070	15,048
Additional paid-in capital warrants	479	479
Accumulated deficit	(5,702)	(5,229)
Accumulated other comprehensive income	34	49
Total shareholders’ equity	9,898	10,364

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,435	$79,637

The accompanying notes are an integral part of these interim condensed consolidated financial statements (unaudited).

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$927	$639	$1,800	$1,236
Investment securities	20	27	42	53
Federal funds sold and other income	3	5	5	8
Total interest income	950	671	1,847	1,297

Interest expense
Deposits	194	177	385	340
Total interest expense	194	177	385	340

Net interest income	756	494	1,462	957

Provision for loan losses	98	28	171	80
Net interest income after provision for loan losses	658	466	1,291	877

Noninterest income
Service charges and other fees	3	2	7	4
Gain on sale of loans	25	—	57	6
Gain on sale of investments	—	—	35	—
Other	10	4	15	8
Total noninterest income	38	6	114	18

Noninterest expenses
Salaries and benefits	684	371	1,224	713
Occupancy and equipment	55	43	109	85
Share based payment awards (Note 8)	10	11	22	25
Data processing and computer support	41	38	84	73
Advertising and marketing	17	13	26	27
Audit and other professional	83	50	149	100
Printing, postage and office supplies	14	16	27	26
Legal	26	19	57	39
Loan processing	9	5	18	7
Loan collection	20	—	25	—
Insurance, including FDIC	27	20	54	47
Telephone and data communications	14	13	28	23
Other	32	29	55	51
Total noninterest expenses	1,032	628	1,878	1,216

Net loss	$(336)	$(156)	$(473)	$(321)

Basic and diluted (loss) per share	$(0.20)	$(0.09)	$(0.28)	$(0.19)

The accompanying notes are an integral part of these interim condensed consolidated financial statements (unaudited).

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

Dollars in thousands	Three Months Ended June 30,
	2012	2011

Net loss	$(336)	$(156)
Other comprehensive income
Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding gains arising during the period	18	57
Reclassification adjustment for net realized gains included in net income	—	—
Net unrealized (loss) gains	18	57
Deferred income tax benefit (expense)	(6)	(19)
Other comprehensive (loss) income, net of tax	12	38
Comprehensive loss	$(324)	$(118)

Dollars in thousands	Six Months Ended June 30,
	2012	2011

Net loss	$(473)	$(321)
Other comprehensive income
Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding gains arising during the period	(57)	71
Reclassification adjustment for net realized gains included in net income	35	—
Net unrealized (loss) gains	(22)	71
Deferred income tax benefit (expense)	7	(24)
Other comprehensive (loss) income, net of tax	(15)	47
Comprehensive loss	$(488)	$(274)

The accompanying notes are an integral part of these interim condensed consolidated financial statements (unaudited).

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Dollars in thousands	Common Stock	Additional Paid in Capital	Additional Paid in Capital Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, January 1, 2011	$17	$14,998	$479	$(4,464)	$(6)	$11,024
Share-based payment awards under equity compensation plan	—	25	—	—	—	25
Comprehensive loss	—	—	—	(321)	47	(274)

Balances, June 30, 2011	$17	$15,023	$479	$(4,785)	$41	$10,775

Balances, January 1, 2012	$17	$15,048	$479	$(5,229)	$49	$10,364
Share-based payment awards under equity compensation plan	—	22	—	—	—	22
Comprehensive loss	—	—	—	(473)	(15)	(488)

Balances, June 30, 2012	$17	$15,070	$479	$(5,702)	$34	$9,898

The accompanying notes are an integral part of these interim condensed consolidated financial statements (unaudited).

GRAND RIVER COMMERCE, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(473)	$(321)
Adjustments to reconcile net loss to net cash provided by operating activities
Share-based payment compensation	22	25
Provision for loan losses	171	80
Depreciation	49	44
Deferred income tax expense (benefit)	7	(24)
Net realized gain on sale of investment securities	(35)	—
Net amortization on investment securities	6	7
Originations of loans held for sale	(3,836)	(285)
Proceeds from loan sales	2,886	382
Net realized gain on sale of loans	(57)	(6)
Net change in:
Interest receivable and other assets	(22)	(33)
Interest payable and other liabilities	51	564
Net cash (used in) provided by operating activities	(1,231)	433

Cash flows from investing activities
Loan principal (originations) and collections, net	(9,698)	(5,016)
Activity in available for sale investment securities
Purchases	(3,125)	(3,501)
Maturities and prepayments	1,815	1,306
Sales	1,092	(47)
Purchase of Federal Home Loan Bank stock	(103)	—
Purchases of equipment	(115)	(35)
Net cash used in investing activities	(10,134)	(7,293)

Cash flows from financing activities
Acceptances and (withdrawals) of deposits, net	6,713	12,791
Net increase in short-term borrowings	3,500	—
Net cash provided by financing activities	10,213	12,791

Net (decrease) increase in cash and cash equivalents	(1,152)	5,931

Cash and cash equivalents, beginning of period	6,928	4,443

Cash and cash equivalents, end of period	$5,776	$10,374

Supplemental cash flows information:
Cash paid for interest	$374	$336

The accompanying notes are an integral part of these interim condensed consolidated financial statements (unaudited).

Grand River Commerce, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Note 1:            Organization, Business and Summary of Significant Accounting Principles

Nature of Organization and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by “GAAP” (as defined below) for complete financial statements.  In management’s opinion, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2011.

Grand River Commerce, Inc. (“GRCI”) was incorporated under the laws of the State of Michigan on August 15, 2006, to organize a de novo bank in Michigan.  GRCI’s fiscal year ends on December 31.  Upon receiving final regulatory approvals to commence business in April 2009, GRCI capitalized Grand River Bank, a de novo bank (the “Bank”).  The Bank is a wholly-owned subsidiary of GRCI. In January 2012, the Bank formed a wholly owned subsidiary, GRO Properties, LLC, to hold properties acquired by the Bank through foreclosure.

The Bank is a full-service commercial bank headquartered in Grandville, Michigan serving the communities of Grandville, Grand Rapids and the surrounding area with a broad range of commercial and consumer banking services to small-and medium-sized businesses, professionals, and local residents who management believes will be particularly responsive to the style of service which the Bank provides.

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

The Bank is a state chartered bank and is a member of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is subject to the regulations and supervision of the FDIC and state regulators and undergoes periodic examinations by these regulatory authorities.  GRCI is also subject to regulations of the Board of Governors of the Federal Reserve System governing bank holding companies.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, share-based compensation, and the valuation of deferred income tax assets.  In connection with the determination of the allowance for loan losses, management obtains independent valuations for significant real estate properties serving as collateral for certain loans.

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

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”).  In determining whether an OTTI exists for debt investment securities, management must assert that: (a) the Bank does not have the intent to sell the security; and (b) it is more likely than not the Bank will not have to sell the security before recovery of the security’s cost basis.  Declines in the fair value of held-to-maturity and available-for-sale debt investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit risk.  The amount of the impairment related to other risk factors (interest rate and market) is recognized as a component of other comprehensive income (loss).

Federal Home Loan Bank Stock

Restricted stock consists of Federal Home Loan Bank of Indianapolis (FHLB) stock, which represents an equity interest in this entity and is recorded at cost plus the value assigned to dividends.  This stock does not have a readily determinable fair value because ownership is restricted and lacks a market.

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

Due to the Company’s limited operating history, the loans in the Company’s loan portfolio and the Company’s lending relationships are of very recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because the loan portfolio consists of loans issued primarily in the past thirty-three months, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision and allowance for loan losses, which would adversely affect the Company’s results of operations and financial condition.  Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been separated from the Bank, presumptively beyond the reach of the Bank and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.  The Bank has no substantive continuing involvement related to these loans.

In the first six months of 2012, the Bank sold residential mortgage loans to an unrelated third party with proceeds of $2.9 million which resulted in gains of $57,000.  In the first six months of 2011, the Bank sold residential mortgage loans to an unrelated third party with proceeds of $382,000 which resulted in gains of $6,000.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  As of June 30, 2012 and December 31, 2011, the Bank and GRO Properties, LLC had no foreclosed real estate properties.

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

Net Loss per Share

Basic and diluted losses per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.  Weighted-average common shares outstanding for the three and six month periods ended June 30, 2012 and 2011 totaled 1,700,120.  Common stock equivalents consisting of common stock options and common stock purchase warrants as described in Notes 8 and 9, are anti-dilutive and are therefore excluded.

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

Recently Adopted Accounting Standards Updates

ASU No. 2011-03: “Reconsideration of Effective Control for Repurchase Agreements”.  In April 2011, FASB Accounting Standards Update (“ASU”)  No. 2011-03 amended FASB Accounting Standards Codification (“ASC”) Topic 310, “Transfers and Servicing” to eliminate from the assessment of effective control, the criteria calling for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed upon terms, even in the event of the transferee's default. The assessment of effective control should instead focus on the transferor’s contractual rights and obligations. The new authoritative guidance was effective for interim and annual periods beginning on or after December 15, 2011 and did not impact the Company’s consolidated financial statements.

ASU No. 2011-04: “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  In May 2011, ASU No. 2011-04 amended ASC Topic 820, “Fair Value Measurement” to align fair value measurements and disclosures in GAAP and IFRS. The ASU changes the wording used to describe the requirements in GAAP for measuring fair value and disclosures about fair value.

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

The new authoritative guidance was effective for interim and annual periods beginning on or after December 15, 2011 and did not have a financial impact but increased the level of disclosures related to fair value measurements in the Company’s interim condensed consolidated financial statements in 2012.

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

The new authoritative guidance was effective for interim and annual periods beginning on or after December 15, 2011 and did not have an impact on the Company’s consolidated financial statements as the Company has historically elected to present a separate statement of comprehensive income.

Note 2:            Investment Securities

The amortized cost and fair value of investment securities classified as available-for-sale, including gross unrealized gains and losses, were as follows (dollars in thousands):

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$2,496	$4	$—	$2,500
Mortgage-backed securities issued by U.S. government agencies	2,341	49	—	2,390
Total	$4,837	$53	$—	$4,890

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$1,999	$—	$(1)	$1,998
Mortgage-backed securities issued by U.S. government agencies	2,590	76	—	2,666
Total	$4,589	$76	$(1)	$4,664

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2012, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations (dollars in thousands).

	Less than one year	One year to five years	Five years to ten years	Over ten years	Total
Available for Sale
U.S. government agencies	$—	$2,496	$—	$—	$2,496
Mortgage-backed securities issued by U.S government agencies and corporations	—	—	—	2,341	2,341
Total Amortized Cost	$—	$2,496	$—	$2,341	$4,837
Fair Value	$—	$2,500	$—	$2,390	$4,890

Securities pledged to the FHLB as of December 31, 2011 had fair values of $1.5 million to secure available borrowings of $650,000.  There were no securities pledged to the FHLB as of June 30, 2012.  These borrowings are now secured with loans.  Securities pledged to First Tennessee Bank as of June 30, 2012 and December 31, 2011 had fair values of $2.3 million and $2.2 million, respectively, and were pledged to secure the available Federal funds line of credit of $2.0 million.    As of June 30, 2012, $1.5 million was advanced on the First Tennessee Bank Federal funds line of credit and is recorded on the interim condensed consolidated balance sheet as short-term borrowings.

Investment securities with unrealized losses not recognized in income, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	June 30, 2012 Less than Twelve Months		December 31, 2011 Less than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$—	$—	$1	$1,498
Mortgage-backed securities issued by US government agencies	—	—	—	—
Total	$—	$—	$1	$1,498

Management has asserted that it does not have the intent to sell investment securities in an unrealized loss position and that it is more likely than not the Company will not have to sell the investment securities before recovery of its cost basis; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012 or December 31, 2011.

During March 2012, the Company completed the disposition of $1.1 million of securities in our available-for-sale investment portfolio through sales in the open market. These investment securities were comprised of mortgage-backed U.S. agency securities with an average yield of 2.09% and an average life of 1.9 years.  Proceeds from sales of these securities totaled $1.1 million. The Company realized a net gain of $35,000 from the sale of these investments.  There were no further sales of securities in the three months ended June 30, 2012.

Note 3:            Loans and Allowance for Loan Losses

The components of the outstanding loan balances are as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Commercial and industrial	$9,162	$6,161
Commercial real estate
Commercial	63,306	55,853
Construction and land development	1,653	3,264
Total commercial real estate	64,959	59,117
Consumer
Consumer residential and other	3,509	2,840
Construction	274	88
Total consumer	3,783	2,928
Gross loans	77,904	68,206
Less allowance for loan losses	940	769
Total loans, net	$76,964	$67,437

Loans pledged to the FHLB as of June 30, 2012 and December 31, 2011 had fair values of $7.0 million and $8.0 million, respectively, and were pledged to support available borrowings of $4.6 million and $5.8 million, respectively.  As of June 30, 2012, the Bank had $2.0 million in FHLB borrowings outstanding on a short-term floating rate basis.

Changes in the allowance for loan losses are as follows (dollars in thousands):

	Three Months Ended June 30,
	2012	2011
Balance, beginning of the period	$842	$510
Provision charged to operations	98	28
Loans charged-off	—	—
Recoveries	—	—
Balance, end of the period	$940	$538

	Six Months Ended June 30,
	2012	2011
Balance, beginning of the period	$769	$458
Provision charged to operations	171	80
Loans charged-off	—	—
Recoveries	—	—
Balance, end of the period	$940	$538

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on the impairment method used (dollars in thousands):

Allowance for Credit Losses for the Three Months Ended June 30, 2012
Allowance for credit losses:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Balances, April 2012	$64	$737	$41	$-	$842
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	24	68	6	-	98
Ending Balance	$88	$805	$47	$-	$940

Allowance for Credit Losses for the Six Months Ended June 30, 2012
Allowance for credit losses:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Balances, January 2012	$65	$668	$36	$-	$769
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	23	68	11	-	171
Ending Balance	$88	$805	$47	$-	$940

Allowance for Credit Losses for the Three Months Ended June 30, 2011
Allowance for credit losses:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Balances, April 2011	$54	$446	$10	$-	$510
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	(5)	21	12	-	28
Ending Balance	$49	$467	$22	$-	$538

Allowance for Credit Losses for the Six Months Ended June 30, 2011
Allowance for credit losses:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Balances, January 2011	$51	$396	$11	$-	$458
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	(2)	71	11	-	80
Ending Balance	$49	$467	$22	$-	$538

Financing Receivables as of June 30, 2012
Financing Receivables:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$690	$-	$-	$690
Collectively evaluated for impairment	9,162	64,269	3,783	-	77,214
Total ending balance	$9,162	$64,959	$3,783	$-	$77,904

Financing Receivables as of December 31, 2011
Financing Receivables :	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Individually evaluated for impairment	$-	$690	$-	$-	$690
Collectively evaluated for impairment	6,161	58,427	2,928	-	67,516
Total ending balance	$6,161	$59,117	$2,928	$-	$68,206

There were no loans individually evaluated for impairment that had a specific allowance allocation as of June 30, 2012 and 2011.

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

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once the Bank believes that the borrower’s management possesses sound ethics and solid business acumen, the Bank’s management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee.  Rarely, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Bank’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2012, approximately 28% of the outstanding principal balances of the Bank’s commercial real estate loans were secured by owner-occupied properties, 44% by non-owner occupied properties, 20% by multi-family, 5% by 1-4 family residential properties and 3% by other types.

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

The credit risk profile of the commercial loan portfolio is presented in the following tables (dollars in thousands):

Loan Quality Indicators as of June 30, 2012:
	Risk Rating Definitions	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction and Land Development	Total
1--2	High quality	$1,867	$5,782	$—	$7,649
3	Average quality	2,680	20,602	1,189	24,471
4	Acceptable Risk	4,615	36,006	464	41,085
5	Watch	—	226	—	226
6	Special Mention	—	—	—	—
7	Substandard	—	690	—	690
8	Doubtful	—	—	—	—
9	Loss	—	—	—	—
Total		$9,162	$63,306	$1,653	$74,121

Loan Quality Indicators as of December 31, 2011:
	Risk Rating Definitions	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction and Land Development	Total
1--2	High quality	$1,608	$5,915	$—	$7,523
3	Average quality	2,284	20,835	200	23,319
4	Acceptable Risk	2,238	28,182	3,064	33,484
5	Watch	31	231	—	262
6	Special Mention	—	—	—	—
7	Substandard	—	690	—	690
8	Doubtful	—	—	—	—
9	Loss	—	—	—	—
Total		$6,161	$55,853	$3,264	$65,278

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. A loan is considered performing if loan payments are timely. The following tables present the recorded investment in consumer loans based on payment activity as of June 30, 2012 and December 31, 2011 (dollars in thousands).

Consumer Loan Exposure Loan Risk Profile as of June 30, 2012
Grade	Consumer Residential and Other	Consumer Construction	Total

Performing	$3,509	$274	$3,783
Nonperforming	—	—	—
Total	$3,509	$274	$3,783

Consumer Loan Exposure Loan Risk Profile as of December 31, 2011
Grade	Consumer Residential and Other	Consumer Construction	Total

Performing	$2,840	$88	$2,928
Nonperforming	—	—	—
Total	$2,840	$88	$2,928

As of June 30, 2012 and December 31, 2011, the Bank had two commercial real estate loans with an aggregate outstanding balance of $690,000 classified as nonaccrual and impaired.  The balance of impaired loans relates to one borrower, and management does not believe the impairment is associated with any particular aspect of the borrower’s industry or the local economy.  There was no interest income recognized on this credit during impairment nor does the Bank have a valuation allowance associated with this credit.  The Bank does not have any commitments to lend additional funds to this borrower.

Impaired loans as of June 30, 2012 are presented in the following table (dollars in thousands):

Impaired without recorded valuation allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
Commercial and industrial	$-	$-	$-
Commercial real estate	690	690	-
Commercial real estate-construction and land development	-	-	-
Consumer residential and other	-	-	-
Consumer construction	-	-	-
Total impaired loans without a valuation allowance	690	690	-

Impaired with a recorded valuation allowance
Commercial and industrial	-	-	-
Commercial real estate	-	-	-
Commercial real estate-construction and land development	-	-	-
Consumer residential and other	-	-	-
Consumer construction	-	-	-
Total impaired loans with valuation allowance	-	-	-
Total impaired loans	$690	$690	$-

Impaired loans are presented in the following table as of December 31, 2011 (dollars in thousands):

Impaired without recorded valuation allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
Commercial and industrial	$-	$-	$-
Commercial real estate	690	690	-
Commercial real estate-construction and land development	-	-	-
Consumer residential and other	-	-	-
Consumer construction	-	-	-
Total impaired without a valuation allowance	690	690	-

Impaired with a recorded valuation allowance
Commercial and industrial	-	-	-
Commercial real estate	-	-	-
Commercial real estate-construction and land development	-	-	-
Consumer residential and other	-	-	-
Consumer construction	-	-	-
Total impaired with valuation allowance	-	-	-
Total impaired loans	$690	$690	$-

Average of impaired loans without allocation recorded over the period	Six Months Months Ended June 30, 2012	Six Months Months Ended June 30, 2011
Commercial and industrial	$-	$-
Commercial real estate	690	691
Commercial real estate-construction and land development	-	-
Consumer residential and other	-	-
Consumer construction	-	-

Interest income recognized during impairment
Commercial and industrial	-	-
Commercial real estate	-	-
Commercial real estate-construction and land development	-	-
Consumer residential and other	-	-
Consumer construction	-	-

Cash-basis interest income recognized
Commercial and industrial	-	-
Commercial real estate	-	-
Commercial real estate-construction and land development	-	-
Consumer residential and other	-	-
Consumer construction	-	-

The Bank did not have any impaired loans recorded with a valuation allowance as of June 30, 2012 or 2011. The Bank did not recognize any interest income during impairment or recognize any cash basis interest income during the three or six month periods ended June 30, 2012 or 2011.

The following table presents the recorded investments in nonaccrual and loans past due over 90 days still on accrual by class (dollars in thousands):

	June 30, 2012		December 31, 2011
	Nonaccrual	Over 90 days Accruing	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$-	$-	$-	$-
Commercial real estate	690	-	690	-
Commercial real estate-construction and land development	-	-	-	-
Consumer residential and other	-	-	-	-
Consumer construction	-	-	-	-
Total	$690	$-	$690	$-

No loans have been transferred to foreclosed real estate in 2012 or nor were any transferred in 2011.

The following table presents the aging of recorded investment in past due loans as of June 30, 2012 by class of loans (dollars in thousands):

	30-90 Days	Greater than 90 days	Total past due	Loans not past due	Total
Commercial and industrial	$-	$-	$-	$9,162	$9,162
Commercial real estate	-	690	690	62,616	63,306
Commercial real estate-construction and land development	-	-	-	1,653	1,653
Consumer residential and other	-	-	-	3,509	3,509
Consumer construction	-	-	-	274	274
Total	$-	$690	$690	$77,214	$77,904

The following table presents the aging of recorded investment in past due loans as of December 31, 2011 by class of loans (dollars in thousands):

	30-90 Days	Greater than 90 days	Total past due	Loans not past due	Total
Commercial and industrial	$-	$-	$-	$6,161	$6,161
Commercial real estate	-	690	690	55,163	55,853
Commercial real estate-construction and land development	-	-	-	3,264	3,264
Consumer residential and other	-	-	-	2,840	2,840
Consumer construction	-	-	-	88	88
Total	$-	$690	$690	$67,516	$68,206

As of June 30, 2012, the terms of certain loans were modified and are considered troubled debt restructurings (“TDR”). The Company had loans from one borrower currently aggregating $690,000 which were restructured in 2011. The terms of these loans have been restructured to allow the borrower to mitigate foreclosure by meeting a lowered loan payment requirement based upon the borrower’s cash flow. The borrower has been working to comply with the modified terms of the loan.  The Company commenced foreclosure proceedings against the borrower in the first quarter of 2012.

The Company has determined that these loans have sufficient collateral to mitigate any potential loss.  Therefore, the Company has determined that no additional provision or charge-off was required for loans whose terms have been modified in a troubled debt restructuring as of June 30, 2012.

There were no loans modified as troubled debt restructurings during the six months ended June 30, 2012 for which there was a payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The following table is a comparison of our troubled debt restructuring by class as of the date indicated (dollars in thousands).

	June 30, 2012			December 31, 2011
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment

Troubled debt restructurings
Commercial real estate	2	$690	$690	2	$690	$690
Total	2	$690	$690	2	$690	$690

Note 4:            Premises and Equipment

Major classifications of premises and equipment are summarized as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Leasehold improvements	$126	$45
Furniture, fixtures and equipment	470	435
Accumulated depreciation	(289)	(239)
Premises and equipment, net	$307	$241

Depreciation expense was $49,000 and $44,000 for the six months ended June 30, 2012 and 2011, respectively. Depreciation expense was $24,000 and $23,000 for the three months ended June 30, 2012 and 2011, respectively.

Note 5:            Deposits

The components of the outstanding deposit balances are as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Noninterest bearing
Demand	$9,037	$9,520
Interest bearing
Checking	6,007	6,097
Savings	28,012	24,179
Time, under $100,000	19,108	16,576
Time, over $100,000	13,558	12,637
Total deposits	$75,722	$69,009

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.  There were no changes in the methods used in estimating fair value decisions as of June 30, 2012 or December 31, 2011.

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

Short-term borrowings:  The carrying amounts of overnight Federal funds purchased and FHLB advances approximates their fair values.

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

As of June 30, 2012	Level 1	Level 2	Level 3	Total
Investment securities available for sale
U.S. government agencies	$—	$2,500	$—	$2,500
Mortgage-backed securities issued by U.S. government agencies	—	2,390	—	2,390
Total	$—	$4,890	$—	$4,890

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Investment securities available for sale
U.S. government agencies	$—	$1,998	$—	$1,998
Mortgage-backed securities issued by U.S. government agencies	—	2,666	—	2,666
Total	$—	$4,664	$—	$4,664

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis:

The Bank also has assets that under certain conditions are subject to fair value measurement on a non-recurring basis.  These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2012 and December 31, 2011 (dollars in thousands):

As of June 30, 2012	Level 1	Level 2	Level 3	Total
Impaired Loans
Commercial Real Estate	$—	$—	$690	$690

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Impaired Loans
Commercial Real Estate	$—	$—	$690	$690

The following table provides a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2012 (dollars in thousands).

Impaired Loans
Balance at December 31, 2011	$690
Net transfers in	—
Change in valuation allowance	—
Balance at June 30, 2012	$690

Disclosure of the estimated fair values of financial instruments, which differ from carrying values, often requires the use of estimates.  In cases where quoted market values in an active market are not available, the Company uses present value techniques and other valuation methods to estimate the fair values of its financial instruments.  These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.  The Bank values impaired loans using various methods which include current appraisal, discounted cash flow, or market value in a secondary market.  These methods help management to assess any shortfalls in the carrying value of of the note.  Material shortfalls in value result in a charge-down of the amount of impairment to net realizable value.

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s interim condensed consolidated balance sheets are as follows (dollars in thousands):

		June 30, 2012		December 31, 2011
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	Level 2	$5,776	$5,776	$6,928	$6,928
Loans held for sale	Level 2	1,006	1,006	—	—
Net loans (including impaired)	Level 2	76,964	80,926	67,437	67,445
Federal Home Loan Bank Stock	Level 2	184	184	81	81
Accrued interest receivable	Level 2	213	213	198	198

Financial liabilities
Noninterest bearing deposits	Level 2	9,037	9,037	9,520	9,520
Interest bearing deposits	Level 2	66,685	66,833	59,489	59,626
Short-term borrowings	Level 2	3,500	3,500	—	—
Accrued interest payable	Level 2	37	37	32	32

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

During the second quarter of 2012, GRCI awarded 3,500 options to purchase 3,500 shares of common stock under the 2009 Plan.  Employee options for the purchase of 3,500 shares were awarded to employees.  During the first quarter of 2012, GRCI awarded 31,500 options to purchase 31,500 shares of common stock under the 2009 plan. Director options for the purchase of 5,000 shares were awarded to new directors and an additional 26,500 options to purchase 26,500 shares were awarded to employees. The total stock options outstanding at June 30, 2012 and December 31, 2011 were 136,500 and 101,500, respectively.  No options have been exercised as of June 30, 2012.

The Company measures the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards.  The cost is recognized as compensation expense over the vesting period of the awards.  The Company estimates the fair value of all stock options on each grant date, using the Black-Scholes option pricing model.

The weighted average assumptions used in the Black-Scholes model for the shares issued in the second quarter of 2012 are noted in the following table.  The Company uses expected data to estimate option exercise and employee termination within the valuation model.  The risk-free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of grant of the option.

Calculated volatility	20.67%
Weighted average dividends	0.00%
Expected forfeiture rate	29.30%
Expected term (in years)	5
Risk-free interest rate	1.03%

Weighted average fair value of options granted	$0.41

A summary of option activity under the 2009 Plan for the six month periods ended June 30, are as follows:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1,	101,500	$10.00	95,000	$10.00
Granted	35,000	10.00	—	—
Exercised	—	—	—	—
Expired or cancelled	—	—	—	—
Outstanding at June 30,	136,500	$10.00	95,000	$10.00

There are 66,967 common stock options able to be exercised at June 30, 2012.  The weighted-average grant-date calculated value approximated $1,400 at June 30, 2012 for options granted during the second quarter of 2012.  As of June 30, 2012, there was approximately $72,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2009 Plan.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

A summary of the status of our non-vested shares as of June 30 and changes during the six month periods then ended June 30 are as follows:

	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1,	58,833	1.99	71,998	$2.21
Granted	35,000	0.43	16,500	1.06
Forfeited	—	—	—	—
Vested	(24,300)	2.07	(23,000)	2.21
Nonvested at June 30,	69,533	1.18	65,498	$1.92

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

Dividend yield or expected dividends	0.00%
Risk free interest rate	2.02%
Expected life (yrs)	5
Expected volatility	12.00%

No such warrants were exercised in the three and six months ended June 30, 2012 or 2011.

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

The components of the Company’s net deferred tax assets, included in other assets, are as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Deferred Tax Asset:
Net deferred tax assets	$1,920	$1,743
Less: valuation allowance	(1,920)	(1,743)
Total net deferred tax asset	$—	$—

There are no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements.  The Company does not expect the total amount of unrecognized tax liabilities to increase significantly over the next twelve months.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company does not have any amounts accrued for interest and penalties at June 30, 2012 or December 31, 2011 and is not aware of claims for any such amounts by the federal income tax authorities.

Additionally, the Company has a deferred tax liability recognized related to the unrealized gain on available-for-sale investment securities which is reported in the “interest payable and other liabilities” section on the interim condensed consolidated balance sheets.

Note 11:         Minimum Regulatory Capital Requirements and Restrictions on Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action and impose certain restrictions.  The prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  The Company is restricted from paying dividends until such time as the Bank achieves profitability on a continuing basis and the Bank has sufficient capital to do so.  In connection with commencing operations, the Bank was required by its regulators to maintain a minimum ratio of Tier 1 capital to average assets of 8% through April 30, 2012.  However, as a de novo financial institution, the Bank will continue to be subject to higher capital requirements than those levels normally required to be deemed well capitalized during the first seven years of operation.  The Bank was considered well capitalized as of June 30, 2012.  The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital (to risk-weighted assets)	$10,468	13.53%	$6,189	8.00%	$7,736	10.00%
Tier 1 capital (to risk-weighted assets)	9,528	12.32	3,095	4.00	4,642	6.00
Tier 1 capital (to average assets)	9,528	11.32	3,365	4.00	4,207	5.00

December 31, 2011
Total capital (to risk-weighted assets)	$10,623	16.01%	$5,308	8.00%	$6,635	10.00%
Tier 1 capital (to risk-weighted assets)	9,854	14.85	2,654	4.00	3,981	6.00
Tier 1 capital (to average assets)	9,854	13.15	2,997	4.00	3,746	5.00

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

The contractual amount of financial instruments with off-balance sheet risk is as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Unfunded commitments under lines of credit and overdraft lines	$10,645	$6,560
Commitments to fund loans	5,743	5,832
Total	$16,388	$12,392

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the management of the Company believes is relevant to an assessment and understanding of the results of operations and financial condition.  This discussion should be read in conjunction with the interim condensed consolidated financial statements (unaudited) and accompanying notes appearing in this report.

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

Our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission (the “SEC”) in the Company’s 2011 Annual Report on Form 10-K as filed on March 29, 2012 with the SEC.

Overview

GRCI is a Michigan corporation and a registered bank holding company which owns all of the issued and outstanding common shares of our subsidiary Grand River Bank, a Michigan state chartered bank.  On April 30, 2009, GRCI completed its initial public offering of common stock.  On the same date, GRCI acquired 100% of the authorized, issued, and outstanding shares of common stock, par value $0.01 per share, of the Bank.  In addition, the Bank formed in January 2012 a wholly owned subsidiary, GRO Properties, LLC, to hold properties acquired by the Bank through foreclosure.  The principal business activity of the Bank is to provide commercial banking services in our market areas. Deposits at the Bank are insured by the FDIC.

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

On June 29, 2012, the Company filed a Form 15 to deregister its common stock under the Securities Exchange Act of 1934 (the “Exchange Act”) pursuant to the recently enacted Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act raises the threshold for requiring banks and bank holding companies to register with the SEC under the Exchange Act to 2,000 record holders and also increases the threshold under which banks and bank holding companies are permitted to deregister from the Exchange Act to 1,200 record shareholders from 300 record shareholders. The Company currently has approximately 648 shareholders of record, and therefore qualifies for deregistration.  The Company anticipates that the deregistration will be effective September 27, 2012. After that date, the Company will no longer file quarterly and annual reports, proxy statements and current reports with the SEC or post such items on its website. We will continue to provide certain annual information and proxy statements to shareholders as well as post certain quarterly and annual information on its website.  The Company anticipates a reduction in its noninterest expenses as a result of the deregistration.

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

As previously stated, the Bank began active banking operations on April 30, 2009.  As of June 30, 2012, the Company’s total assets were $89.4 million as compared to $79.6 million as of December 31, 2011.  As of June 30, 2012, total assets were primarily comprised of cash and cash equivalents of $5.8 million, investment securities of $5.1 million, including restricted stock, and net loans of $77.0 million as compared to cash and cash equivalents of $6.9 million, investment securities of $4.7 million, including restricted stock, and net loans of $67.4 million at December 31, 2011.  In addition, the Bank ended the June 30, 2012 quarter with $75.7 million in deposits and $9.9 million in shareholders’ equity, compared to $69.0 million in deposits and $10.4 million in shareholders’ equity as of December 31, 2011.

At June 30, 2012, the Bank’s allowance for loan losses was $940,000 or approximately 1.21% of its loans outstanding compared to an allowance for loan losses of $769,000, or approximately 1.13% of it loans outstanding, as of December 31, 2011.  As the Bank’s loan portfolio continues to grow, we expect to increase our loan loss provision and allowance for loan losses in a prudent and conservative manner, especially in light of the current economic environment.  Because we cannot predict with precision the future trajectory of the economy in 2012 and beyond and because significant uncertainty remains with respect to unemployment levels and recessionary economic conditions, we will continue to monitor our loan portfolio carefully and to administer our practice of conservative loan underwriting.  We believe that our strong initial capital position will help us navigate through this difficult economic environment.

Summary of Significant Accounting Policies

Our unaudited interim condensed consolidated financial statements are prepared based on the application of certain accounting policies.  Certain of these policies require numerous estimates and strategic or economic assumptions which are subject to valuation may prove to be inaccurate and may significantly affect our reported results and financial position for the period or in future periods.  The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value.  Assets carried at fair value inherently result in more financial statement volatility.  Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available.  When such information is not available, management estimates valuation adjustments.  Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

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

At June 30, 2012, the Company considers the allowance for loan losses of $940,000 adequate to provide for potential losses inherent in the loan portfolio. Our evaluation considers such factors as changes in the composition and volume of the loan portfolio, the impact of changing economic conditions on the credit worthiness of our borrowers, changing collateral values and the overall quality of the loan portfolio.

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

No assurance can be given that either the tax returns submitted by us or the income tax reported on the interim condensed consolidated financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest or penalties at either June 30, 2012 or December 31, 2011.

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

Financial Condition at June 30, 2012

Total Assets

Total assets  increased to $89.4 million at June 30, 2012 from $79.6 million at December 31, 2011.  Loans increased $9.7 million and loans held for sale increased $1.0 million.  These increases were funded by a decrease in cash and cash equivalents of $1.1 million, an increase in deposits of $6.7 million and an increase in borrowed funds of $3.5 million.

Loans

Net loans were $77.0 million at June 30, 2012 compared to $67.4 million as of December 31, 2011 as a result of planned growth.  Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio.  At June 30, 2012, our loan portfolio consisted of $1.9 million in construction and land development loans, $63.3 million in commercial real estate loans, $9.2 million in commercial and industrial loans and $3.5 million in residential mortgage and other consumer loans compared to December 31, 2011, when our loan portfolio consisted of $3.4 million in construction and land development loans, $55.9 million in commercial real estate loans, $6.1 million in commercial and industrial loans, and $2.8 million in residential mortgage and other consumer loans.  Growth in all categories is generally expected as management expects loans to continue to grow as capital is deployed and excess cash is invested in higher yielding assets as part of the Bank’s business plan.  The volume of construction and land development loans increases and decreases as projects are completed and loans move from construction phase to end loan status.

As of June 30, 2012, the Company had unfunded loan commitments, including available credit totaling approximately $16.4 million compared to $12.4 million as of December 31, 2011.  The increase is due to planned growth and the timing delay between commitment and funding and, therefore, may fluctuate significantly at any given time.  While the Company has no guarantee these commitments will actually be funded, management has no reason to believe a significant portion of these commitments will not become assets of the Company.

The allowance for loan losses was $940,000 and $769,000 as of June 30, 2012 and December 31, 2011, respectively.  As of June 30, 2012 and December 31, 2011, the Company had a total of $690,000 of impaired loans to one borrower, which are on nonaccrual status and have been restructured.  The allowance for loan losses as a percent of total loans was approximately 1.21% and 1.13% at June 30, 2012 and December 31, 2011, respectively.

Future provisions to the allowance for loan losses may be necessary based on the growth of the loan portfolio, changes in composition of the loan portfolio, possible future increases in nonperforming loans and charge-offs, and the impact of the deterioration of the real estate and economic environments in our lending area.  Although the Company uses the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Investment securities

Investment securities classified as available for sale consist of U.S. government agencies, which totaled $4.9 million at June 30, 2012, compared to $4.7 million as of December 31, 2011.  The balance as of June 30, 2012 consisted of $2.5 million in U.S. government agency securities and $2.4 million in mortgage backed securities issued by U.S. government agency securities.  Other investment securities consist of $184,000 in restricted equity investment securities as of June 30, 2012 and $81,000 at December 31, 2011.  The restricted equity investment securities are comprised entirely of stock in the FHLB.  The carrying value of investment securities increased by approximately $248,000 from December 31, 2011 to June 30, 2012 due to planned growth in the investment portfolio.  The Company expects the investment portfolio to continue to grow as a part of the overall balance sheet growth.  The mix of investment securities purchased is not expected to change significantly.

Deposits

The Company had $75.7 million in deposits as of June 30, 2012, which consisted of $9.0 million in noninterest bearing demand deposit accounts, $32.7 million in time deposits, and $34.0 million of other interest bearing accounts.  Deposits increased $6.7 million from December 31, 2011 when deposits were $69.0 million consisting of $9.5 million in noninterest bearing demand deposit accounts, $29.2 million in time deposits, and $30.3 million of other interest bearing accounts.  We anticipate that deposits will continue to increase as the Bank continues to implement its business plan.

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

Our primary sources of funds are cash and cash equivalents, deposits, principal and interest payments received on loans and investment maturities.  While scheduled amortization of loans is a predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition.  The Bank is a member of the FHLB which provides the Bank with a secured line of credit.  Collateral will primarily consist of specific pledged loans and investment securities. The amount available to advance on the line is determined by the value of pledged collateral as determined by the FHLB.  The Bank has also received approval to borrow from the Federal Reserve Discount Window on a collateralized basis.  Collateral will consist of specific pledged loans.  In addition, a correspondent bank has approved a $2.0 million federal funds line of credit on a secured basis.  Investment securities have been pledged and the line is available for use.  Lastly, the Bank has subscribed to a deposit listing service which allows the Bank to post its rates to other financial institutions.  This facility is used on a limited basis to secure lower costing funds.   Present sources of liquidity are considered sufficient to meet current commitments.  At June 30, 2012, the Company had $2.0 million advanced on its overnight federal funds line of credit and $1.5 million advanced from the FHLB.  Current borrowings from the FHLB are short term floating rate advances that can be repaid at any time.  The Bank did not have any borrowings as of December 31, 2011.  The effective rate for these advances was 0.50% as of June 30, 2012.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination of loans.  At June 30, 2012, outstanding unused lines of credit including ACH lines and overdraft lines totaled $10.7 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.  As of June 30, 2012, the Bank also had $5.7 million of outstanding commitments to fund loans.  A majority of these commitments represent commercial loan commitments and are the result of planned growth in loan volume.  The increase in commitments is the result of timing between loan commitment and loan closing.

Certificates of deposit scheduled to mature in one year or less are approximately $16.0 million at June 30, 2012.  Management estimates that a significant portion of such deposits will remain with the Bank.

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

Shareholders’ Equity

Total shareholders’ equity decreased from $10.4 million at December 31, 2011 to $9.9 million at June 30, 2012, primarily as a result of net operating losses during the first six months of 2012.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Regardless, the Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  The Bank’s Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on investment securities available for sale.  In determining the amount of risk-weighted assets, generally all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  The Bank’s Tier 2 capital consists of Tier 1 capital plus the allowance for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

At the Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  In connection with commencing operations, the Bank was required by its regulators to maintain a minimum ratio of Tier 1 capital to average assets of 8% through April 30, 2012.  However, as a de novo financial institution, the Bank will continue to be subject to higher capital requirements than those levels normally required to be deemed well capitalized during the first seven years of operation.  The Bank exceeded its minimum regulatory capital ratios as of June 30, 2012, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at June 30, 2012:

Bank
Total risk-based capital	13.53%
Tier 1 risk-based capital	12.32%
Leverage capital	11.32%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base.  As of June 30, 2012, there were no significant firm commitments outstanding for capital expenditures.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Net Loss

The Company incurred a net loss of approximately $336,000 for the three months and $473,000 for the six months ended June 30, 2012 as compared to a net loss of $157,000 for the three months and $321,000 for the six months ended June 30, 2011.  Basic and diluted loss per share was $0.20 and $0.09 for the three months and $0.28 and $0.19 for the six months ended June 30, 2012 and 2011 respectively.  The increase in our net loss is primarily a result of increased non-interest expenses.  Increases in net interest income and non-interest income were offset by increases in the provision for loan losses and non-interest expenses.  The increases in the loan loss provision are due to growth in the loan portfolio.  Non-interest expenses increased due to salary expense associated with anticipated payments to the Bank’s former CEO, legal and loan collection expenses related to the Bank’s one problem loan relationship along with planned growth.

Net Interest Income

Table 1 below provides information regarding interest income and expense for the three and six month periods ended June 30, 2012 and 2011.  Tables 1 outlines average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 outlines the changes in interest income and interest expense attributable to changes in volume and interest rate.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was 3.58% and 3.28% for the six months ended June 30, 2012 and 2011, respectively, and 3.61% and 3.24% for the three months ended June 30, 2012 and 2011, respectively.  The average volume of interest bearing assets and liabilities has increased significantly in the three and six month periods ending June 30, 2012 compared to the prior year due to planned growth.

The significant growth in loan volume has offset the impact of declining loan yields due to the continued low rate environment.  The Company has also benefited from reductions in the overall cost of funds which has partially offset the impact of increased expense due to significant growth in deposit volume.  The Company anticipates that the spread and the margin will continue to expand as the Bank originates higher volumes of loans.  However, the continued low rate environment and competitive pressures are expected to slow that expansion.

The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin for the three and six month periods ended June 30, 2012 and 2011 (dollars in thousands).

Table 1 - Average Balances and Interest Rates

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning assets:
Federal funds sold and interest bearing balances due from banks	$3,875	$5	0.26%	$6,742	$8	0.23%
Investment securities(2)	4,881	42	1.72	4,642	53	2.29
Loans(1)	72,812	1,800	4.94	46,962	1,236	5.26
Total earning assets	81,568	1,847	4.53%	58,346	1,297	4.44%
Nonearning assets	(201)			72
Total assets	$81,367			$58,418

Interest-bearing liabilities:
Interest-bearing demand	6,065	24	0.79%	5,008	24	0.96%
Savings	25,202	124	0.98	14,678	99	1.35
Time deposits	31,051	237	1.53	22,229	217	1.95
Borrowed funds	187	—	0.00	—	—	—
Total interest-bearing liabilities	62,505	385	1.23%	41,915	340	1.62%
Noninterest- bearing liabilities	8,588			5,593
Shareholders' equity	10,274			10,910
Total liabilities and shareholders' equity	$81,367			$58,418
Net interest spread			3.30%			2.82%
Net interest income/ margin(2)		$1,462	3.58%		$957	3.28%
(1) Loan fees are included in interest income.
(2) The Company has sustained a taxable loss, so the Company has not been able to realize any tax benefit from tax-exempt investment securities.

Table 2 - Average Balances and Interest Rates

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning assets:
Federal funds sold and interest bearing balances due from banks	$3,852	$3	0.31%	$7,832	$5	0.26%
Investment securities(2)	5,126	20	1.56	4,789	27	2.26
Loans(1)	75,347	927	4.92	48,433	639	5.28
Total earning assets	84,325	950	4.51%	61,054	671	4.40%
Nonearning assets	(131)			59
Total assets	$84,194			$61,113

Interest-bearing liabilities:
Interest-bearing demand	$6,222	12	0.77%	$5,118	12	0.94%
Savings	26,389	64	0.97	17,674	60	1.36
Time deposits	31,842	118	1.48	21,611	105	1.94
Borrowed funds	374	—	—	—	—	—
Total interest-bearing liabilities	64,827	194	1.20%	44,403	177	1.59%
Noninterest- bearing liabilities	9,195			5,878
Shareholders' equity	10,172			10,832
Total liabilities and shareholders' equity	$84,194			$61,113
Net interest spread			3.31%			2.81%
Net interest income/ margin(2)		$756	3.59%		$494	3.24%
(1)	Loan fees are included in interest income.
(2)	The Company has sustained a taxable loss, so the Company has not been able to realize any tax benefit from tax-exempt investment securities.

Table 3 - Changes in Net Interest Income

	Six months ended June 30, 2012 over 2011
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Federal funds sold and interest- bearing deposits with banks	$(3)	$(4)	$1
Investment securities	(11)	3	(14)
Loans	564	634	(70)
Net change in interest income	550	633	(83)

Increase (decrease) in interest expense
Interest-bearing demand	—	—	—
Savings	25	40	(15)
Time deposits	20	60	(40)
Net change in interest expense	45	100	(55)

Net change in net interest income	$505	$533	$(28)

Table 4 - Changes in Net Interest Income

	Three months ended June 30, 2012 over 2011
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Federal funds sold and interest- bearing deposits with banks	$(2)	$(3)	$1
Investment securities	(7)	2	(9)
Loans	288	328	(40)
Net change in interest income	279	327	(48)

Increase (decrease) in interest expense
Interest-bearing demand	—	—	—
Savings	4	9	(5)
Time deposits	13	46	(33)
Net change in interest expense	17	55	(38)

Net change in net interest income	$262	$272	$(10)
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

Provision for loan losses

The provision for loan losses was $98,000 and $28,000 for the three months ended June 30, 2012 and 2011, respectively and $171,000 and $80,000 for the six month periods ended June 30, 2012 and 2011, respectively. The increased provision for both the three and six month periods ended June 30, 2012 was due to increases in the total loan portfolio and changes in risk factor allocations. Risk factors are reviewed quarterly and adjusted based on various conditions.  See Note 3 for further information.

Loan growth was $9.7 million in the first six months of 2012 compared to $5.0 million in growth for the same period in 2011.  The allowance for loan losses as a percentage of loans was approximately 1.21% as of June 30, 2012 compared to approximately 1.13% as of December 31, 2011.  There were no charge-offs or recoveries during either period.  Management will continue to monitor the portfolio for probable inherent losses that may exist and will increase the allowance for loan losses accordingly.

Noninterest income

Total noninterest income was $38,000 and $114,000 for the three and six month periods ended June 30, 2012 as compared to $6,000 and $18,000 for the three and six month periods ended June 30, 2011. The noninterest income earned in the three month period ended June 30, 2012 consisted of gain on sale of loans of $25,000, other miscellaneous income of $10,000 and service charges on deposit accounts of $3,000.  For the three month period ended June 30, 2011, noninterest income was comprised primarily service charges on deposit accounts of $2,000, and other miscellaneous income of $4,000. For the six months ended June 30, 2012, noninterest income consisted of gain on sale of loans of $57,000, gain on the sale of investment securities of $35,000, other miscellaneous income of $15,000 and service charges on deposit accounts of $7,000 compared to gain on sale of loans of $6,000, other miscellaneous income of $8,000 and service charges on deposit accounts of $4,000 for the the six months ended June 30, 2011.  Gain on sale of loans is expected to increase due to increased activity in mortgage refinancing and planned growth.

Noninterest expenses

The following table summarizes changes in the Company's noninterest expense by category for the three and six month periods ended June 30, 2012 and 2011 (dollars in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Noninterest expenses
Salaries and benefits	$684	$371	$313	$1,224	$713	$511
Occupancy and equipment	55	43	12	109	85	24
Share based payment awards	10	11	(1)	22	25	(3)
Data processing and computer support	41	38	3	84	73	11
Advertising and marketing	17	13	4	26	27	(1)
Audit and other professional	83	50	33	149	100	49
Printing, postage and office supplies	14	16	(2)	27	26	1
Legal	26	19	7	57	39	18
Loan processing	9	5	4	18	7	11
Loan collection	20	-	20	25	-	25
Insurance, including FDIC premium	27	20	7	54	47	7
Telephone and data communications	14	13	1	28	23	5
Other	32	29	3	55	51	4
Total noninterest expenses	$1,032	$628	$404	$1,878	$1,216	$662

Total noninterest expenses increased $404,000 and $662,000 for the three and six months ended June 30, 2012, respectively, over the three and six months ended June 30, 2011, respectively. Overall, increases were generally attributable to planned growth.  The largest increase for the three and six months ended June 30, 2012 was salaries and benefits of $313,000 and $511,000 respectively.  The variance was due to planned increases in staff and accrual for potential contractual compensation expense.  Other increases for the three and six months ended June 30, 2012 include audit and other professional fees of $33,000 and $49,000, respectively, due to planned increases in audit related expense and expense related to staff recruitment, loan collection expense of $20,000 and $25,000, respectively, related to the Bank’s one impaired loan relationship, and legal expenses of $7,000 and $18,000, respectively, associated with employment consultations.  Additionally, there was an increase in occupancy and equipment expenditures of $12,000 and $24,000, respectively, due to costs associated with leasing additional space.

Income tax expense

No federal income tax expense or benefit was recognized during the three and six months ended June 30, 2012 and 2011 due to the tax loss carry-forward position of the Company.  An income tax benefit may be recorded in future periods, when the Company begins to become profitable and management believes that profitability will continue for the foreseeable future.

Capital Expenditures

The Company’s capital expenditures have consisted primarily of leasehold improvements and purchases of furniture and equipment preparing our property to be utilized in the ordinary course of our banking business.  The Company incurred capitalized expenditures of $115,000 for the six month period ended June 30, 2012 and $35,000 for the six month period ended June 30, 2011.  The increased capital expenditures for the six months ended June 30, 2012 related to furniture and equipment as a result of leasing additional space in the current facility due to planned growth.  The Company does not expect significant capital expenditures other than those incurred as part of the business  plan.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company is a smaller reporting company, disclosure under this item is not required.

ITEM 4.          CONTROLS AND PROCEDURES

The Company has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures are effective as of the date of this report and designed so that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosures.

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

Not applicable.

ITEM 1A.       RISK FACTORS

Not applicable.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

On August 13, 2012, the Bank entered into an agreement with a former employee to settle a post-employment contractual dispute.  The Company does not believe that the terms of the agreement are material to the Company’s performance, financial condition or results of operations.

ITEM 6.          EXHIBITS

Number	Description
3.1	Articles of Incorporation(2)
3.2	Bylaws(2)
3.3	Amended and Restated Bylaws(3)
4.1	Specimen common stock certificate(2)
4.2	Form of Grand River Commerce, Inc. Organizers’ Warrant Agreement(2)
4.3	See Exhibits 3.1 and 3.2 for provisions of the articles of incorporation and bylaws defining rights of holders of the common stock
10.1	Grand River Commerce, Inc. 2009 Stock Incentive Plan(4)
10.2	Form of Incentive Stock Option Award Agreement pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan(4)
10.3	Form of Stock Option Award Agreement for non-qualified stock options pursuant to the Grand River Commerce, Inc. 2009 Stock Incentive Plan(4)
10.4	Form of Warrant Agreement(4)
10.5	Employment Agreement by and between Grand River Bank and David H. Blossey+(2)
10.6	Employment Agreement by and between Grand River Bank and Elizabeth C. Bracken+(2)
10.7	Consulting Agreement by and between Grand River Commerce, Inc. and David H. Blossey+(2)
10.8	Consulting Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+(2)
10.09	Consulting Agreement by and between Grand River Commerce, Inc. and Elizabeth C. Bracken+(2)
10.10	Employment Agreement by and between Grand River Bank and Mark Martis+(9)
10.11	Consulting Agreement by and between Grand River Commerce, Inc. and Mark Martis+(9)
10.12	Acknowledgement and Release Agreement by and between Grand River Commerce, Inc., Grand River Bank and Robert P. Bilotti+(6)
10.13	Amendment Number One to the Terms and Conditions to the Incentive Stock Award Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+(6)
10.14	Amended and Restated Executive Employment Agreement by and between Grand River Commerce, Inc. and Robert P. Bilotti+(7)
10.15	Lease Agreement by and between Grand River Bank and Southtown Center LLC, dated December 10, 2010. (8)
10.16	Employment Agreement by and between Grand River Bank and Patrick K. Gill+(8)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

+	Indicates a compensatory plan or contract
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

Dated: August 13, 2012	GRAND RIVER COMMERCE, INC.

	By:	/s/ Robert P. Bilotti
Robert P. Bilotti
President and Chief Executive Officer

	By:	/s/ Elizabeth C. Bracken
Elizabeth C. Bracken
Chief Financial Officer